Form 10-K
period 1996-12-31
GE CAPITAL MORTGAGE SERVICES INC
filed 1997-03-27
CIK 792428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")

                   For the fiscal year ended December 31, 1996

                         Commission File Number: 33-5042

                       GE CAPITAL MORTGAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                      New Jersey                           21-0627285
            (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)             Identification No.)

                  3 Executive Campus
                Cherry Hill, New Jersey                       08002
       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:       (609) 661-6100

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X  No___
   ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 100 shares of common stock, par value $2,000.00 per share, outstanding as of March 27, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:
              THE REGISTRANT'S CURRENT REPORTS ON FORM 8-K REFERRED
                    TO IN RESPONSE TO PART I, ITEM 2 HEREOF.

                       GE CAPITAL MORTGAGE SERVICES, INC.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I
         Item 1.           Business                                          3

         Item 2.           Properties                                        3

         Item 3.           Legal Proceedings                                 3

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                           4

PART II

         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters                       4

         Item 6.           Selected Financial Data                          10

         Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    10

         Item 8.           Financial Statements and Supplementary
                           Financial Data                                   10

         Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure           10

PART III

         Item 10.          Directors and Executive Officers of the
                           Registrant                                       11

         Item 11.          Executive Compensation                           11

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management                            11

         Item 13.          Certain Relationships and Related Transactions   51

PART IV

         Item 14.          Exhibits, Financial Statement Schedules,
                           and Reports on Form 8-K                          51

         Supplemental Information                                           52

         SIGNATURES                                                         53

         INDEX TO EXHIBITS                                                  54

PART I

Item 1.           Business
--------------------------

Pursuant to the Amended Application for Exemptive Order dated December 1, 1986 (the "Exemptive Order"), filed by GE Capital Mortgage Services, Inc. (formerly Travelers Mortgage Services, Inc.) (the "Company"), which Exemptive Order was granted by the Securities and Exchange Commission on January 15, 1987, the Company is not required to provide this information.

Item 2.           Properties
----------------------------

The information set forth in the Current Reports on Form 8-K dated January 25, 1996, February 26, 1996, March 25, 1996, April 25, 1996, May 28, 1996, June 25,
1996,  July 25, 1996,  August 26, 1996,  September  25, 1996,  October 24, 1996,
October 25, 1996, November 25, 1996 and December 26, 1996 is incorporated herein by reference. See also the Servicer's Annual Statements as to Compliance that are filed as Exhibits 99.1 through 99.22 under Part IV, Item 14(a) hereof.

Item 3.           Legal Proceedings
-----------------------------------

On May 5, 1995 several borrowers under home equity mortgage loans made by the Company filed a class action lawsuit in the United States District Court for the District of New Jersey alleging that the plaintiffs and the members of the class that they seek to represent borrowed from the Company at interest rates which were higher than the Company's required yield for a mortgage loan of that type under a program allegedly intended by the Company to provide additional compensation to the borrowers' brokers. Such case is captioned Davis et. al. v. GE Capital Mortgage Services, Inc. The Company is one of a number of major mortgage lending institutions subject to this type of lawsuit. The complaint against the Company contains allegations of violations of law, including violations of the federal Truth in Lending Act and the Massachusetts Truth in Lending Act. The lawsuit seeks an order declaring that the mortgage loans made to the plaintiffs and other class members are void and unenforceable and subject to a continuing right of rescission. The lawsuit also seeks damages for the plaintiffs and other class members, together with costs, interest, attorneys fees and other relief. The Company and plaintiffs' counsel have executed a settlement agreement which has been preliminarily approved by the Court. A final approval hearing is scheduled for May 12, 1997. Although there can be no assurance as to the ultimate outcome of this lawsuit, the Company believes that final resolution thereof will not have a material adverse effect on the financial position of the Company or any effect on the mortgage loans subject to the litigation.

In the case captioned Lance Rosen v. GE Capital Mortgage Services, Inc., GE Capital Mortgage Corporation and United Guaranty Residential Insurance Corp., filed in the Superior Court of Camden County, New Jersey on July 28, 1995, the plaintiff seeks to represent a nationwide class of borrowers whose loans were originated or serviced by the Company and for which private mortgage insurance ("PMI") was a loan requirement. The plaintiff alleges that the Company breached a common law duty to notify borrowers, both at the time of loan closing and thereafter during the course of servicing, of the requirements for cancellation of PMI. The plaintiff is seeking a mandatory injunction compelling the Company to provide notices to borrowers to inform borrowers of the necessary preconditions to obtain cancellation of PMI. The plaintiff also seeks money damages, in an unspecified amount, for reimbursement of PMI premiums unnecessarily paid by borrowers after the conditions precedent to PMI cancellation had been met. Discovery in this matter is currently underway. Although there can be no assurance as to the ultimate outcome of this lawsuit, the Company believes that final resolution thereof will not have a material adverse effect on the financial position of the Company. If, as a result of this lawsuit or otherwise, the Company provides additional notices to borrowers informing them of the requirements for canceling PMI, cancellation of PMI by borrowers, at the point permitted by the applicable pooling and servicing agreements, may occur more frequently and earlier than would have been the case in the absence of such notice. In general, cancellation of PMI is permitted for mortgage loans underlying the Company's mortgage-backed securities when the outstanding principal balance of a mortgage loan has amortized to 80% or less of the greater of the origination appraised value or current appraised value of the mortgaged property.

Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

On October 24, 1996, the Company completed a Consent Solicitation (the "1995-7 Consent Solicitation") of the Certificateholders of its REMIC Multi-Class Pass-Through Certificates, Series 1995-7 (the "1995-7 Certificates"). The 1995-7 Consent Solicitation was made by means of a Consent Solicitation Statement, dated March 4, 1996, which was sent to such Certificateholders. The 1995-7 Consent Solicitation sought consents to Amendment No. 1, dated as of September 24, 1996 (the "1995-7 Amendment"), to the Pooling and Servicing Agreement, dated as of September 1, 1995 (the "1995-7 Agreement"), between the Company and State Street Bank and Trust Company, as trustee (the "1995-7 Trustee"). The 1995-7 Amendment modifies the amounts distributable as principal to holders of certain classes of the 1995-7 Certificates commencing in October 2002. On October 24, 1996, it was determined by the Company and the 1995-7 Trustee that the requisite Certificateholder consents necessary to effectuate the 1995-7 Amendment had been received pursuant to the 1995-7 Agreement, and the 1995-7 Amendment was executed by the Company and the 1995-7 Trustee.

Also on October 24, 1996, the Company completed a Consent Solicitation (the "1995-10 Consent Solicitation") of the Certificateholders of its REMIC Multi-Class Pass-Through Certificates, Series 1995-10 (the "1995-10 Certificates"). The 1995-10 Consent Solicitation was made by means of a Consent Solicitation Statement, dated March 4, 1996, as amended April 11, 1996, which was sent to such Certificateholders. The 1995-10 Consent Solicitation sought consents to Amendment No. 1, dated as of September 24, 1996 (the "1995-10 Amendment"), to the Pooling and Servicing Agreement, dated as of October 1, 1995 (the "1995-10 Agreement"), between the Company and State Street Bank and Trust Company, as trustee (the "1995-10 Trustee"). The 1995-10 Amendment modifies the amounts distributable as principal to holders of certain classes of the 1995-10 Certificates commencing in November 2000. On October 24, 1996, it was determined by the Company and the 1995-10 Trustee that the requisite Certificateholder consents necessary to effectuate the 1995-10 Amendment had been received pursuant to the 1995-10 Agreement, and the 1995-10 Amendment was executed by the Company and the 1995-10 Trustee.

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters
-------------------------------------------------------------------------------


(a)      There is no established public trading market for the Certificates.

(b) As of December 31, 1996, the number of holders of record of Certificates was as follows:

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------

                  Series 1993-16 Class S                        1
                  Series 1994-4 Class S                         2
                  Series 1994-5 Class S                         1
                  Series 1996-1 Class A                         1
                  Series 1996-1 Class PO                        2
                  Series 1996-1 Class M                         1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------

                  Series 1996-1 Class B1                        1
                  Series 1996-1 Class B2                        1
                  Series 1996-1 Class R                         1
                  Series 1996-2 Class A1                        4
                  Series 1996-2 Class A2                        1
                  Series 1996-2 Class A3                        5
                  Series 1996-2 Class A4                        1
                  Series 1996-2 Class A5                        1
                  Series 1996-2 Class A6                        1
                  Series 1996-2 Class A7                        1
                  Series 1996-2 Class A8                       16
                  Series 1996-2 Class M                         1
                  Series 1996-2 Class B1                        1
                  Series 1996-2 Class B2                        1
                  Series 1996-2 Class R                         1
                  Series 1996-3 Class A1                        2
                  Series 1996-3 Class A2                        1
                  Series 1996-3 Class A3                        1
                  Series 1996-3 Class A4                        8
                  Series 1996-3 Class A5                        1
                  Series 1996-3 Class A6                        2
                  Series 1996-3 Class A7                        2
                  Series 1996-3 Class M                         1
                  Series 1996-3 Class B1                        1
                  Series 1996-3 Class B2                        1
                  Series 1996-3 Class R                         1
                  Series 1996-4 Class A1                        1
                  Series 1996-4 Class A2                        1
                  Series 1996-4 Class A3                        1
                  Series 1996-4 Class A4                        4
                  Series 1996-4 Class A5                        6
                  Series 1996-4 Class A6                        1
                  Series 1996-4 Class A7                        1
                  Series 1996-4 Class A8                        1
                  Series 1996-4 Class A9                        2
                  Series 1996-4 Class A10                       1
                  Series 1996-4 Class A11                       1
                  Series 1996-4 Class A12                       1
                  Series 1996-4 Class A13                       1
                  Series 1996-4 Class M                         3
                  Series 1996-4 Class B1                        1
                  Series 1996-4 Class B2                        1
                  Series 1996-4 Class R                         1
                  Series 1996-5 Class A1                        4
                  Series 1996-5 Class A2                        1
                  Series 1996-5 Class A3                        4
                  Series 1996-5 Class A4                        1
                  Series 1996-5 Class A5                        1
                  Series 1996-5 Class A6                        1
                  Series 1996-5 Class M                         1
                  Series 1996-5 Class B1                        1
                  Series 1996-5 Class B2                        1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------

                  Series 1996-5 Class R                         1
                  Series 1996-6 Class A1                        1
                  Series 1996-6 Class A2                        1
                  Series 1996-6 Class A3                        1
                  Series 1996-6 Class A4                        1
                  Series 1996-6 Class A5                        1
                  Series 1996-6 Class A-6                       2
                  Series 1996-6 Class A7                        2
                  Series 1996-6 Class A8                        1
                  Series 1996-6 Class A9                        1
                  Series 1996-6 Class A10                       1
                  Series 1996-6 Class A11                       1
                  Series 1996-6 Class A13                       3
                  Series 1996-6 Class M                         1
                  Series 1996-6 Class B1                        1
                  Series 1996-6 Class B2                        1
                  Series 1996-6 Class R                         1
                  Series 1996-6 Class RL                        1
                  Series 1996-7 Class A                         2
                  Series 1996-7 Class R                         1
                  Series 1996-8 Class 1-A1                      1
                  Series 1996-8 Class 1-A2                      2
                  Series 1996-8 Class 1-A3                      1
                  Series 1996-8 Class 1-A4                      1
                  Series 1996-8 Class 1-A5                      1
                  Series 1996-8 Class 1-A6                      2
                  Series 1996-8 Class 1-A7                      2
                  Series 1996-8 Class 1-M                       3
                  Series 1996-8 Class 1-B1                      1
                  Series 1996-8 Class 1-B2                      1
                  Series 1996-8 Class 2-A1                     18
                  Series 1996-8 Class 2-A2                      1
                  Series 1996-8 Class 2-A3                      1
                  Series 1996-8 Class 2-A5                      5
                  Series 1996-8 Class 2-M                       1
                  Series 1996-8 Class 2-B1                      2
                  Series 1996-8 Class 2-B2                      1
                  Series 1996-8 Class R                         1
                  Series 1996-8 Class RL                        1
                  Series 1996-9 Class A1                        1
                  Series 1996-9 Class A2                        3
                  Series 1996-9 Class A                         1
                  Series 1996-9 Class4                          3
                  Series 1996-9 Class A5                        3
                  Series 1996-9 Class A6                        6
                  Series 1996-9 Class A7                        2
                  Series 1996-9 Class A8                        1
                  Series 1996-9 Class A9                        1
                  Series 1996-9 Class M                         4
                  Series 1996-9 Class B1                        1
                  Series 1996-9 Class B2                        1
                  Series 1996-9 Class R                         1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------

                  Series 1996-9 Class RL                        1
                  Series 1996-10 Class A1                       1
                  Series 1996-10 Class A2                       1
                  Series 1996-10 Class A3                       1
                  Series 1996-10 Class A4                       9
                  Series 1996-10 Class A5                       1
                  Series 1996-10 Class M                        1
                  Series 1996-10 Class B1                       1
                  Series 1996-10 Class B2                       1
                  Series 1996-10 Class R                        1
                  Series 1996-11 Class A1                       1
                  Series 1996-11 Class A2                       1
                  Series 1996-11 Class A3                       5
                  Series 1996-11 Class A4                       1
                  Series 1996-11 Class A5                       2
                  Series 1996-11 Class A6                       2
                  Series 1996-11 Class A7                       1
                  Series 1996-11 Class A8                       1
                  Series 1996-11 Class A9                       5
                  Series 1996-11 Class A10                      1
                  Series 1996-11 Class A11                      1
                  Series 1996-11 Class A12                      1
                  Series 1996-11 Class A13                      1
                  Series 1996-11 Class A14                      1
                  Series 1996-11 Class M                        1
                  Series 1996-11 Class B1                       4
                  Series 1996-11 Class B2                       1
                  Series 1996-11 Class R                        1
                  Series 1996-11 Class RL                       1
                  Series 1996-12 Class A1                       1
                  Series 1996-12 Class A2                       3
                  Series 1996-12 Class A3                       1
                  Series 1996-12 Class A4                      11
                  Series 1996-12 Class M                        1
                  Series 1996-12 Class B1                       1
                  Series 1996-12 Class R                        1
                  Series 1996-13 Class A1                       2
                  Series 1996-13 Class A2                       1
                  Series 1996-13 Class A3                       1
                  Series 1996-13 Class A4                       1
                  Series 1996-13 Class A5                       1
                  Series 1996-13 Class A6                      11
                  Series 1996-13 Class A7                       1
                  Series 1996-13 Class A8                       1
                  Series 1996-13 Class A9                       1
                  Series 1996-13 Class A10                      3
                  Series 1996-13 Class A11                      1
                  Series 1996-13 Class A12                      1
                  Series 1996-13 Class A13                      3
                  Series 1996-13 Class A14                      1
                  Series 1996-13 Class A15                      1
                  Series 1996-13 Class A16                      2

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------

                  Series 1996-13 Class A17                      1
                  Series 1996-13 Class A18                      1
                  Series 1996-13 Class M                        1
                  Series 1996-13 Class B1                       1
                  Series 1996-13 Class B2                       1
                  Series 1996-13 Class R                        1
                  Series 1996-13 Class RL                       1
                  Series 1996-14 Class 1-A1                     1
                  Series 1996-14 Class 1-A2                     1
                  Series 1996-14 Class 1-A3                     1
                  Series 1996-14 Class 1-A4                     1
                  Series 1996-14 Class 1-A5                     1
                  Series 1996-14 Class 1-A6                     1
                  Series 1996-14 Class 1-A7                     1
                  Series 1996-14 Class 1-A8                     5
                  Series 1996-14 Class 1-A9                     1
                  Series 1996-14 Class 1M                       1
                  Series 1996-14 Class 1-B1                     1
                  Series 1996-14 Class 1-B2                     1
                  Series 1996-14 Class R                        1
                  Series 1996-14 Class 2-A1                     1
                  Series 1996-14 Class 2-A2                     5
                  Series 1996-14 Class 2-A3                     2
                  Series 1996-14 Class 2-A4                     1
                  Series 1996-14 Class 2-A5                     1
                  Series 1996-14 Class 2-M                      1
                  Series 1996-14 Class 2-B1                     1
                  Series 1996-14 Class 2-B2                     1
                  Series 1996-15 Class A1                       1
                  Series 1996-15 Class A2                       1
                  Series 1996-15 Class A3                       1
                  Series 1996-15 Class A4                       1
                  Series 1996-15 Class A5                       1
                  Series 1996-15 Class A6                       1
                  Series 1996-15 Class A7                       1
                  Series 1996-15 Class A8                       1
                  Series 1996-15 Class A9                       1
                  Series 1996-15 Class A10                      1
                  Series 1996-15 Class A11                      1
                  Series 1996-15 Class A12                      1
                  Series 1996-15 Class A13                      1
                  Series 1996-15 Class A14                      1
                  Series 1996-15 Class R                        1
                  Series 1996-15 Class RL                       1
                  Series 1996-15 Class PO                       1
                  Series 1996-15 Class M                        1
                  Series 1996-15 Class B1                       1
                  Series 1996-15 Class B2                       1
                  Series 1996-16 Class A1                       4
                  Series 1996-16 Class A2                       1
                  Series 1996-16 Class A3                       1
                  Series 1996-16 Class A4                       1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------

                  Series 1996-16 Class A6                       1
                  Series 1996-16 Class A7                       1
                  Series 1996-16 Class A8                       1
                  Series 1996-16 Class PO                       1
                  Series 1996-16 Class R                        1
                  Series 1996-16 Class RL                       1
                  Series 1996-16 Class M                        1
                  Series 1996-16 Class B1                       1
                  Series 1996-16 Class B2                       1
                  Series 1996-17 Class 1-A1                     1
                  Series 1996-17 Class 1-A2                     1
                  Series 1996-17 Class 1-A3                     1
                  Series 1996-17 Class 1-A4                     1
                  Series 1996-17 Class 1-A5                     1
                  Series 1996-17 Class 1-A6                     1
                  Series 1996-17 Class 1-A7                     1
                  Series 1996-17 Class 1-A8                     1
                  Series 1996-17 Class 1-A9                     1
                  Series 1996-17 Class 1-M                      1
                  Series 1996-17 Class 1-B1                     1
                  Series 1996-17 Class 1-B2                     1
                  Series 1996-17 Class R                        1
                  Series 1996-17 Class RL                       1
                  Series 1996-17 Class 2-A1                     1
                  Series 1996-17 Class 2-A2                     1
                  Series 1996-17 Class 2-A3                     2
                  Series 1996-17 Class 2-A4                     1
                  Series 1996-17 Class 2-A5                    11
                  Series 1996-17 Class 2-PO                     1
                  Series 1996-17 Class 2-M                      1
                  Series 1996-17 Class 2-B1                     1
                  Series 1996-17 Class 2-B2                     1
                  Series 1996-HE1 Class A1                     15
                  Series 1996-HE1 Class A2                      2
                  Series 1996-HE1 Class A3                      1
                  Series 1996-HE1 Class A4                      2
                  Series 1996-HE1 Class A5                      3
                  Series 1996-HE1 Class AL                      1
                  Series 1996-HE1 Class R1                      1
                  Series 1996-HE1 Class R2                      1
                  Series 1996-HE2 Class A1                      5
                  Series 1996-HE2 Class A2                      5
                  Series 1996-HE2 Class A3                      9
                  Series 1996-HE2 Class A4                     11
                  Series 1996-HE2 Class A5                      4
                  Series 1996-HE2 Class A6                      1
                  Series 1996-HE2 Class R1                      1
                  Series 1996-HE2 Class R2                      1
                  Series 1996-HE3 Class A1                      6
                  Series 1996-HE3 Class A2                      4
                  Series 1996-HE3 Class A3                      7
                  Series 1996-HE3 Class A4                     15

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------

                  Series 1996-HE3 Class A5                      1
                  Series 1996-HE3 Class R1                      1
                  Series 1996-HE3 Class R2                      1
                  Series 1996-HE3 Class M                       1
                  Series 1996-HE3 Class B1                      1
                  Series 1996-HE3 Class B2                      1
                  Series 1996-HE4 Class A1                      5
                  Series 1996-HE4 Class A2                      4
                  Series 1996-HE4 Class A3                      1
                  Series 1996-HE4 Class A4                     17
                  Series 1996-HE4 Class A5                      4
                  Series 1996-HE4 Class A6                      3
                  Series 1996-HE4 Class A7                      2
                  Series 1996-HE4 Class R1                      1
                  Series 1996-HE4 Class R2                      1
                  Series 1996-HE4 Class M                       1
                  Series 1996-HE4 Class B1                      1
                  Series 1996-HE4 Class B2                      1

     (c) Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 6.           Selected Financial Data
-----------------------------------------


Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 8.           Financial Statements and Supplementary Financial Data
-----------------------------------------------------------------------

See the Servicer's Annual Statements as to Compliance that are filed as Exhibits
99.1 through 99.22 under Part IV, Item 14(a) hereof; see also reports concerning the Registrant's servicing activities, dated January 21, 1997 prepared by the Registrant's independent accountants, filed as Exhibit 99.23 (relating to the portion of the mortgage loans in the Registrant's Servicing Portfolio, as defined below, comprised of mortgage loans other than home equity mortgage loans), Exhibit 99.24 (relating to the home equity loan portion of the Registrant's Servicing Portfolio) and Exhibit 99.25 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio for which Registrant is master servicer) under Part IV, Item 14(a) hereof. Insofar as the mortgage loans other than home equity mortgage loans covered by the report filed by the Company as Exhibit 99.25 are directly serviced by the Company, they are also covered by the report filed as Exhibit 99.23. "Registrant's Servicing Portfolio" includes, but is not limited to, mortgage loans in Series with respect to which this Annual Report on Form 10-K is filed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

None.

PART III

Item 10.          Directors and Executive Officers of the Registrant
--------------------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 11.          Executive Compensation
----------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

(a) Set forth below is certain information with respect to each holder of record of more than five percent (5%) of the fractional undivided interests in a Mortgage Pool evidenced by a Class of a Series of Certificates publicly-offered during1996, as of December 31, 1996.

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1993-16 Class S    Surfboard & Co.                   1           100
                          c/o State Street Bank
                          P.O. Box 5756
                          Boston, MA  02206

Series 1994-4 Class S     Paine Webber Incorporated         1            64
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

                          Sigler & Co.                      1            36
                          c/o Chase Manhattan Bank
                          P.O. Box 50004
                          Newark, NJ  07101

Series 1994-5 Class S     Tfinn & Co.                       1           100
                          c/o Salomon Brothers, Inc.
                          8800 Hidden River Parkway
                          Tampa, FL  33637

Series 1996-1 Class A     Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-1 Class PO    Chase Manhattan Bank/Salomon      1            99
                          4 New York Plaza - 21st Floor
                          New York, NY  10004

Series 1996-1 Class M     Cudd & Co.                        1           100
                          c/o Chase Manhattan Bank, N.A.
                          P.O. Box 1508
                          Church Street Station
                          New York, NY  10008

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                          of Holder                 Held          Held
------                          ---------                 ----          ----

Series 1996-1 Class B1    Atwell & Co.                      1           100
                          c/o Chase Manhattan Bank, N.A.
                          P.O. Box 456, Wall Street Station
                          New York, NY  10005

Series 1996-1 Class B2    Cudd & Co.                        1           100
                          c/o Chase Manhattan Bank, N.A.
                          P.O. Box 1508
                          Church Street Station
                          New York, NY  10008

Series 1996-1 Class R     Ailesbury Finance LLC             1           100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY  22001

Series 1996-2 Class A1    AmSouth Bank of Alabama           1            38
                          P.O. Box 11426
                          Birmingham, AL  35202

                          Bankers Trust Company             1            39
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank/Chemical     1            18
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Fleet Bank of Massachusetts, N.A. 1             5
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-2 Class A2    The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-2 Class A3    Bankers Trust Company             1            25
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank/Fi-Trac      1             6
                          4 New York Plaza, 11th Floor
                          New York, NY  10015

                          Compass Bank                      1            50
                          701 South 20th Street - 11th Floor
                          Birmingham, AL 35233

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                 Held          Held
------                           ---------                 ----          ----

                          Fleet Bank of Massachusetts, N.A. 1            13
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

                          Morgan Stanley & Co., Incorp.     1             6
                          One Pierrepont Plaza, 7th Floor
                          Brooklyn, NY  11201

Series 1996-2 Class A4    Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-2 Class A5    Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-2 Class A6    Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-2 Class A7    Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-2 Class A8    The Bank of New York              1             7
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bankers Trust Company             1            11
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Boston Safe Deposit & Trust Co.   1            26
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank, Trust       1            25
                          Two Chase Manhattan Plaza,
                          5th Floor
                          New York, NY 10081

                          Citicorp Services, Inc.           1            17
                          P.O. Box 30576
                          Tampa, FL  33630

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          SSB-Custodian                     1             5
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-2 Class M     Montes & Co.                      2           100
                          c/o Fiduciary Trust Co. of NY
                          P.O. Box 3199
                          Church Street Station
                          New York, NY  10008

Series 1996-2 Class B1    Bob & Co.                         1           100
                          First National Bank of Boston
                          P.O. Box 1976
                          Boston, MA  02105

Series 1996-2 Class B2    Bob & Co.                         1           100
                          First National Bank of Boston
                          P.O. Box 1976
                          Boston, MA  02105

Series 1996-2 Class R     Ailesbury Finance LLC             1           100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY  22001

Series 1996-3 Class A1    Bankers Trust Company             1            73
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Compass Bank                      1            27
                          701 South 20th Street - 11th Floor
                          Birmingham, AL 35233

Series 1996-3 Class A2    Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-3 Class A3    Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-3 Class A4    Deseret Trust Co. - Zions         1            35
                          P.O. Box 11558
                          Salt Lake City, UT  84147

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          A.G. Edwards & Sons, Inc.          1            64
                          One N. Jefferson
                          St. Louis, MO  63103

Series 1996-3 Class A5    Citicorp Services, Inc.            1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-3 Class A6    The Bank of New York               1             9
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bankers Trust Company              1            91
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-3 Class A7    Chase Manhattan Bank/Chemical      1            67
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          SSB-Custodian                      1            33
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-3 Class M     Bob & Co.                          1           100
                          First National Bank of Boston
                          P.O. Box 1976
                          Boston, MA  02105

Series 1996-3 Class B1    Cudd & Co.                         1           100
                          c/o Chase Manhattan Bank, N.A.
                          P.O. Box 1508
                          Church Street Station
                          New York, NY  10008

Series 1996-3 Class B2    Bob & Co.                          1           100
                          First National Bank of Boston
                          P.O. Box 1976
                          Boston, MA  02105

Series 1996-3 Class R     Ailesbury Finance LLC              1           100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY  22001

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-4 Class A1    Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-4 Class A2    Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-4 Class A3    Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-4 Class A4    A.G. Edwards & Sons, Inc.         1            97
                          One N. Jefferson
                          St. Louis, MO  63103

Series 1996-4 Class A5    The First National Bank of Boston 1            47
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

                          LaSalle National Bank             1             6
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

                          SSB-Custodian                     1            37
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-4 Class A6    Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-4 Class A7    Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-4 Class A8    The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-4 Class A9    Bankers Trust Company             1            61
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                 Held          Held
------                           ---------                 ----          ----

                          Fleet Bank of Massachusetts, N.A. 1            39
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-4 Class A10   Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-4 Class A11   Boston Safe Deposit & Trust Co.   1           100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

Series 1996-4 Class A12   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-4 Class A13   Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-4 Class M     Chase Manhattan Bank              1            20
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Deseret Trust Co. - Zions         1            51
                          P.O. Box 11558
                          Salt Lake City, UT  84147

                          The First National Bank of
                          Boston                            1            29
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-4 Class B1    Investors Fiduciary Trust
                          Company/SSB                       1           100
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-4 Class B2    Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-4 Class R     CMI Investors 3, L.P.             1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-5 Class A1    The Bank of New York              1            10
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bankers Trust Company             1            33
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          First National Bank of Chicago    1            54
                          One First National Plaza
                          Suite 0417
                          Chicago, IL 60660

Series 1996-5 Class A2    Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-5 Class A3    Bankers Trust Company             1            56
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank/Chemical     1            21
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Smith Barney Harris Upham         1            18
                          & Co., Inc.
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-5 Class A4    The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-5 Class A5    Boston Safe Deposit & Trust Co.   1           100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                 Held          Held
------                           ---------                 ----          ----

Series 1996-5 Class A6    Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-5 Class M     Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-5 Class B1    Boston Safe Deposit & Trust Co.   1           100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

Series 1996-5 Class B2    Boston Safe Deposit & Trust Co.   1           100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

Series 1996-5 Class R     Morgan Stanley & Co.              1           100
                          One Pierrepont Plaza
                          Brooklyn, NY  10167

Series 1996-6 Class A1    Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-6 Class A2    First National Bank of Chicago    1           100
                          One First National Plaza
                          Suite 0417
                          Chicago, IL 60660

Series 1996-6 Class A3    The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-6 Class A4    American Express Trust Company    1           100
                          1200 Northstar West
                          Minneapolis, MN  55440

Series 1996-6 Class A5    The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-6 Class A6    Chase Manhattan Bank              1            46
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Credit Suisse First Boston
                          Corporation                       1            54
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-6 Class A7    Bear Stearns Securities Corp.     1            20
                          One Metrotech Center North
                          4th Floor
                          Brooklyn, NY  11021

                          Northern Trust Company            1            80
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-6 Class A8    Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-6 Class A9    Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-6 Class A10   Chase Manhattan Bank, Trust       1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-6 Class A11   Salomon Brothers Inc.             1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-6 Class A13   The Bank of New York              1            15
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bankers Trust Company             1            15
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank/Chemical     1            70
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-6 Class M     The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-6 Class B1    Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-6 Class B2    Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-6 Class R     Bear Stearns Securities Corp.     1           100
                          245 Park Avenue
                          New York, NY  10167

Series 1996-6 Class RL    Bear Stearns Securities Corp.     1           100
                          245 Park Avenue
                          New York, NY  10167

Series 1996-7 Class A     Citicorp Services, Inc.           1            99
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-7 Class R     CMI Investors 3, L.P.             1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-8 Class 1-A1  The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-8 Class 1-A2  Bankers Trust Company             1            99
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-8 Class 1-A3  Deseret Trust Co. - Zions         1           100
                          P.O. Box 11558
                          Salt Lake City, UT  84147

Series 1996-8 Class 1-A4  Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-8 Class 1-A5  Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-8 Class 1-A6  Chase Manhattan Bank              1            39
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          SSB-Custodian                     1            61
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-8 Class 1-A7  Boston Safe Deposit & Trust Co.   1            52
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank/Chemical     1            48
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-8 Class 1-M   Cudd & Co.                       11            11
                          c/o Chase Manhattan Bank, N.A.
                          P.O. Box 1508
                          Church Street Station
                          New York, NY  10008

                          Tfinn & Co.                       4            85
                          c/o Chemical Bank Corp.
                          P.O. Box 50000
                          Newark, NJ  07101

Series 1996-8 Class 1-B1  Salkeld & Co.                     1           100
                          c/o Bankers Trust Co.
                          P.O. Box 704, Church Street
                          Station
                          New York, NY 10008

Series 1996-8 Class 1-B2  Cudd & Co.                        9           100
                          c/o Chase Manhattan Bank, N.A.
                          P.O. Box 1508
                          Church Street Station
                          New York, NY  10008

Series 1996-8 Class 2-A1  Bankers Trust Company             1            18
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                                                        Number of    Percent of
                             Name and Address         Certificates  Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Chase Manhattan Bank/Chemical     1             5
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Credit Suisse First Boston
                          Corporation                       1            51
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

                          SSB-Custodian                     1             5
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-8 Class 2-A2  Deseret Trust Co. - Zions         1           100
                          P.O. Box 11558
                          Salt Lake City, UT  84147

Series 1996-8 Class 2-A3  SSB-Custodian                     1           100
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-8 Class 2-A5  Boston Safe Deposit & Trust Co.   1            45
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank              1            24
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          SSB-Custodian                     1            29
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-8 Class 2-M   The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-8 Class 2-B1  Chase Manhattan Bank              1            51
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                                                        Number of   Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                 Held          Held
------                           ---------                 ----          ----

                          Goldman, Sachs & Co.              1            49
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-8 Class 2-B2  Northern Trust Company            1           100
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-8 Class R     CMI Investors 3, L.P.             1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-8 Class RL    CMI Investors 3, L.P.             1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-9 Class A1    Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-9 Class A2    Bankers Trust Company             1            22
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Fuji Bank & Trust Company         1            22
                          2 World Trade Center, 81st Floor
                          New York, NY  10048

                          IBJ Schroder Bank & Trust Co.     1            55
                          One State Street Plaza
                          New York, NY  10004

Series 1996-9 Class A3    Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-9 Class A4    Boston Safe Deposit & Trust Co.   1            35
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank              1            35
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          SSB-Custodian                     1            30
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-9 Class A5    Smith Barney, Inc.                1            98
                          333 W. 34th Street
                          New York, NY  10001

Series 1996-9 Class A6    Smith Barney, Inc.                1            96
                          333 W. 34th Street
                          New York, NY  10001

Series 1996-9 Class A7    Bankers Trust Company             1            88
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank/Chemical     1            12
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-9 Class A8    Bear Stearns Securities Corp.     1           100
                          P.O. Box 596
                          Bowling Green Station
                          New York, NY  10274

Series 1996-9 Class A9    Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-9 Class M     Chase Manhattan Bank, Trust       1            14
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Investors Bank & Trust/
                          M.F. Custody                      1            13
                          89 South Street 6th Floor
                          Corp. Action Department
                          Boston, MA  02111

                          Northern Trust Company            1            60
                          801 S. Canal C-In
                          Chicago, IL  60607

                          SSB-Custodian                     1            12
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-9 Class B1    The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-9 Class B2    The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-9 Class R     CMI Investors 3, L.P.             1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-9 Class RL    CMI Investors 3, L.P.             1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-10 Class A1   Compass Bank                      1           100
                          701 South 20th Street
                          11th Floor
                          Birmingham, AL 35233

Series 1996-10 Class A2   The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-10 Class A3   Boston Safe Deposit & Trust Co.   1           100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

Series 1996-10 Class A4   The Bank of New York              1            13
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          The First National Bank of Boston 1            14
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

                          Northern Trust Company            1            33
                          801 S. Canal C-In
                          Chicago, IL  60607

                          United States National Bank of
                          Oregon                            1            26
                          555 SW Oak PI-6
                          Portland, OR  97204

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          The Bank of California            1             5
                          Safekeeping Department
                          475 Sansome Street, 11th Floor
                          San Francisco, CA  94145

Series 1996-10 Class A5   Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-10 Class M    Chase Manhattan Bank, Trust       1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-10 Class B1   SSB-Custodian                     1           100
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-10 Class B2   SSB-Custodian                     1           100
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-10 Class R    Lehman Brothers, Inc.             1           100
                          P.O. Box 3623
                          Church Street Station
                          New York, NY  10008

Series 1996-11 Class A1   Provident Bank                    1           100
                          One East Fourth Street
                          Cincinnati, OH  45202

Series 1996-11 Class A2   Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-11 Class A3   Chase Manhattan Bank/Chemical     1            23
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          A.G. Edwards & Sons, Inc.         1            39
                          One N. Jefferson
                          St. Louis, MO  63103

                          Smith Barney, Inc.                1            38
                          333 W. 34th Street
                          New York, NY  10001

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-11 Class A4   Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-11 Class A5   Deseret Trust Co. - Zions         1            55
                          P.O. Box 11558
                          Salt Lake City, UT  84147

                          SSB-Custodian                     1            45
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-11 Class A6   Bankers Trust Company             1            63
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank/             1            37
                          Broker & Dealer Clearance
                          Department
                          4 New York Plaza, 21st Floor
                          New York, NY  10015

Series 1996-11 Class A7   Hare & Co.                        1           100
                          c/o The Bank of New York
                          P.O. Box 11203
                          New York, NY  10249

Series 1996-11 Class A8   Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-11 Class A9   Bankers Trust Company             1            37
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank, Trust       1             7
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Corestates Bank N.A.              1             8
                          P.O. Box 7618 F.C.#1-9-1-21
                          Philadelphia, PA  19106

                          Investors Bank & Trust/
                          M.F. Custody                      1             5
                          89 South Street 6th Floor
                          Corp. Action Department
                          Boston, MA  02111

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Northern Trust Company            1            43
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-11 Class A10  The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-11 Class A11  The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-11 Class A12  Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-11 Class A13  Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-11 Class A14  Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1996-11 Class M    Morgan Stanley Trust Company      1           100
                          One Pierrepont Plaza
                          Brooklyn, NY  11201

Series 1996-11 Class B1   Chase Manhattan Bank, Trust       1             9
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Investors Bank & Trust/
                          M.F. Custody                      1            31
                          89 South Street, 6th Floor
                          Corp. Action Department
                          Boston, MA  02111

                          Northern Trust Company            1            49
                          801 S. Canal C-In
                          Chicago, IL  60607

                          SSB-Custodian                     1            11
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105-1631

                                                        Number of    Percent of
                             Name and Address         Certificates  Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-11 Class B2   The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-11 Class R    CMI Investors 3, L.P.             1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-11 Class RL   CMI Investors 3, L.P.             1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-12 Class A1   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-12 Class A2   Bankers Trust Company             1            73
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Citibank/Private Banking Division 1            18
                          1309 N. Ward Street, 2nd Floor
                          Tampa, FL  33607

                          SSB-Custodian                     1             9
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-12 Class A3   Chase Manhattan Bank, Trust       1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-12 Class A4   Bankers Trust Company             1            14
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Boston Safe Deposit & Trust Co.   1            23
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                                                        Number of    Percent of
                             Name and Address         Certificates  Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Chase Manhattan Bank              1            28
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          SSB-Custodian                     1            20
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-12 Class M    Chase Manhattan Bank, Trust       1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-12 Class B1   Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-12 Class R    Morgan Stanley & Co., Inc.        1           100
                          One Pierrepont Plaza
                          Brooklyn, NY  11201

Series 1996-13 Class A1   Compass Bank- Portfolio
                          Securities                        1            67
                          P.O. Box 10566, Trust Department
                          Birmingham, AL  35296

                          IBJ Schroder Bank & Trust Co.     1            33
                          One State Street Plaza
                          New York, NY  10004

Series 1996-13 Class A2   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-13 Class A3   Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-13 Class A4   Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-13 Class A5   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-13 Class A6   First National Bank of Chicago    1           100
                          FAO Salomon Brothers
                          Chicago, IL

Series 1996-13 Class A7   Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-13 Class A8   Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-13 Class A9   Deseret Trust Co. - Zions         1           100
                          P.O. Box 11558
                          Salt Lake City, UT  84147

Series 1996-13 Class A10  A.G. Edwards & Sons, Inc.         1            99
                          One N. Jefferson
                          St. Louis, MO  63103

Series 1996-13 Class A11  Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-13 Class A12  Deseret Trust Co. - Zions         1           100
                          P.O. Box 11558
                          Salt Lake City, UT  84147

Series 1996-13 Class A13  A.G. Edwards & Sons, Inc.         1            97
                          One N. Jefferson
                          St. Louis, MO  63103

Series 1996-13 Class A14  Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-13 Class A15  Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-13 Class A16  Boston Safe Deposit & Trust Co.   1            65
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank              1            35
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-13 Class A17  Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-13 Class A18  Northern Trust Company            1           100
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-13 Class M    Morgan Stanley Trust Company      1           100
                          One Pierrepont Plaza
                          Brooklyn, NY  11201

Series 1996-13 Class B1   Northern Trust Company            1           100
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-13 Class B2   Northern Trust Company            1           100
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-13 Class R    First Union National Bank, N.C.   1           100
                          301 South College
                          Charlotte, NC  28280

Series 1996-13 Class RL   First Union National Bank, N.C.   1           100
                          301 South College
                          Charlotte, NC  28280

Series 1996-14 Class 1-A1 Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-14 Class 1-A2 Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-14 Class 1-A3 Bear Stearns Securities Corp.     1           100
                          One Metrotech Center North
                          4th Floor
                          Brooklyn, NY 11021

Series 1996-14 Class 1-A4 Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-14 Class 1-A5 Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-14 Class 1-A6 Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-14 Class 1-A7 Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-14 Class 1-A8 Boston Safe Deposit & Trust Co.   1            30
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank              1            64
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-14 Class 1-A9 Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-14 Class 1M   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-14 Class 1-B1 The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-14 Class 1-B2 Northern Trust Company            1           100
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-14 Class R    Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-14 Class 2-A1 Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-14 Class 2-A2 Citicorp Services, Inc.           1            11
                          P.O. Box 30576
                          Tampa, FL  33630

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Merrill Lynch, Pierce, Fenner     1            16
                          & Smith, Inc.
                          4 Corporate Place
                          Corporate Park 287
                          Piscataway, NJ  08855

                          PWI CMO Account                   1             6
                          Government Securities Clearance
                          1000 Harbor Boulevard, 8th Floor
                          Weehawken, NJ  07087

                          Wilmington Trust Co.              1            41
                          Rodney Square North
                          1100 North market Street
                          Wilmington, DE  19890

                          The Fifth Third Bank              1            26
                          Dept. 00850 - Proxy
                          38 Fountain Square Plaza
                          Cincinnati, OH  45263

Series 1996-14 Class 2-A3 Boston Safe Deposit & Trust Co.   1            19
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          PWI CMO Account                   1            81
                          Government Securities Clearance
                          000 Harbor Boulevard, 8th Floor
                          Weehawken, NJ  07087

Series 1996-14 Class 2-A4 Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-14 Class 2-A5 Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-14 Class 2-M  Chase Manhattan Bank, Trust       1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-14 Class 2-B1 The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-14 Class 2-B2 The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-15 Class A1   The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-15 Class A2   Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-15 Class A3   Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-15 Class A4   Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-15 Class A5   Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-15 Class A6   Chase Manhattan Bank/             1           100
                          Broker & Dealer Clearance
                          Department
                          4 New York Plaza, 21st Floor
                          New York, NY  10015

Series 1996-15 Class A7   Donaldson, Lufkin & Jenrette      1           100
                          Securities
                          277 Park Avenue, 9th Floor
                          New York, NY  10172

Series 1996-15 Class A8   First National Bank of Chicago    1           100
                          One First National Plaza
                          Suite 0417
                          Chicago, IL 60660

Series 1996-15 Class A9   Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-15 Class A10  The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-15 Class A11  Boston Safe Deposit & Trust Co.   1           100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

Series 1996-15 Class A12  A.G. Edwards & Sons, Inc.         1           100
                          One N. Jefferson
                          St. Louis, MO  63103

Series 1996-15 Class A13  Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-15 Class A14  Donaldson, Lufkin & Jenrette      1           100
                          Securities
                          277 Park Avenue, 9th Floor
                          New York, NY  10172

Series 1996-15 Class R    Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-15 Class RL   GE Capital Mortgage Services, Inc.1           100
                          Three Executive Campus
                          Cherry Hill, NJ  08002

Series 1996-15 Class PO   Chase Manhattan Bank/             1           100
                          Broker & Dealer Clearance
                          Department
                          4 New York Plaza, 21st Floor
                          New York, NY  10015

Series 1996-15 Class M    Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-15 Class B1   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-15 Class B2   Northern Trust Company            1           100
                          801 S. Canal C-In
                          Chicago, IL  60607

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-16 Class A1   Bankers Trust Company             1            45
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank/Chemical     1             7
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Citicorp Services, Inc.           1            29
                          P.O. Box 30576
                          Tampa, FL  33630

                          LBI-Lehman Government Securities
                          Inc.                              1            18
                          200 Vesy Street
                          New York, NY  10285

Series 1996-16 Class A2   LBI-Lehman Government Securities
                          Inc.                              1           100
                          200 Vesy Street
                          New York, NY  10285

Series 1996-16 Class A3   LBI-Lehman Government Securities
                          Inc.                              1           100
                          200 Vesy Street
                          New York, NY  10285

Series 1996-16 Class A4   Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-16 Class A6   The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-16 Class A7   LBI-Lehman Government Securities
                          Inc.                              1           100
                          200 Vesy Street
                          New York, NY  10285

Series 1996-16 Class A8   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-16 Class PO   Lehman Brothers, Inc.             1           100
                          c/o Chemical Bank
                          4 New York Plaza
                          New York, NY  10004

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-16 Class R    Lehman Brothers, Inc.             1           100
                          c/o Chemical Bank
                          4 New York Plaza
                          New York, NY  10004

Series 1996-16 Class RL   Lehman Brothers, Inc.             1           100
                          c/o Chemical Bank
                          4 New York Plaza
                          New York, NY  10004

Series 1996-16 Class M    LBI-Lehman Government Securities
                          Inc.                              1           100
                          200 Vesy Street
                          New York, NY  10285

Series 1996-16 Class B1   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-16 Class B2   Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-17 Class 1-A1 PWI CMO Account                   1           100
                          Government Securities Clearance
                          1000 Harbor Boulevard, 8th Floor
                          Weehawken, NJ  07087

Series 1996-17 Class 1-A2 Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-17 Class 1-A3 LBI-Lehman Government Securities
                          Inc.                              1           100
                          200 Vesy Street
                          New York, NY  10285

Series 1996-17 Class 1-A4 PaineWebber Incorporated          1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-17 Class 1-A5 PWI CMO Account                   1           100
                          Government Securities Clearance
                          1000 Harbor Boulevard, 8th Floor
                          Weehawken, NJ  07087

Series 1996-17 Class 1-A6 Deseret Trust Co. - Zions         1           100
                          P.O. Box 11558
                          Salt Lake City, UT  84147

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-17 Class 1-A7 Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-17 Class 1-A8 Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-17 Class 1-A9 Boston Safe Deposit & Trust Co.   1            30
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          PWI CMO Account                   1            70
                          Government Securities Clearance
                          1000 Harbor Boulevard, 8th Floor
                          Weehawken, NJ  07087

Series 1996-17 Class 1-M  Morgan Stanley Trust Company      1           100
                          One Pierrepont Plaza
                          Brooklyn, NY  11201

Series 1996-17 Class 1-B1 Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-17 Class 1-B2 Northern Trust Company            1           100
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-17 Class R    Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-17 Class RL   Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-17 Class 2-A1 Chase Manhattan Bank/Chemical     1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-17 Class 2-A2 Bankers Trust Company             1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-17 Class 2-A3 Boston Safe Deposit & Trust Co.   1            51
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          SSB-Custodian                     1            49
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-17 Class 2-A4 Citicorp Services, Inc.           1           100
                          P.O. Box 30576
                          Tampa, FL  33630

Series 1996-17 Class 2-A5 Boatmen's Trust Company           1             7
                          100 N. Broadway
                          St. Louis, MO  63102

                          Boston Safe Deposit & Trust Co.   1            11
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank, Trust       1            20
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          The First National Bank of
                          Maryland                          1             7
                          Trust Division - Operations
                          Dept. 101-623
                          25 S. Charles Street
                          Baltimore, MD  21201

                          First Union National Bank         1             6
                          401 South Tryon Street
                          TR OPSCMG NC 1151
                          Charlotte, NC  28288

                          Investors Bank & Trust/
                          M.F. Custody                      1             7
                          89 South Street 6th Floor
                          Corp. Action Department
                          Boston, MA  02111

                          Key Bank National Association     1             7
                          4900 Tiedeman Road
                          Brooklyn, OH  44144

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Manufacturers & Traders Trust Co. 1             5
                          P.O. Box 1377
                          Buffalo, NY  14240

                          Northern Trust Company            1            22
                          801 S. Canal C-In
                          Chicago, IL  60607

                          SSB-Custodian                     1             5
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-17 Class 2-PO Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-17 Class 2-M  Boston Safe Deposit & Trust Co.   1           100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

Series 1996-17 Class 2-B1 The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-17 Class 2-B2 The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-HE1 Class A1  Bankers Trust Company             1             5
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Bank One Trust Company N.A.       1             5
                          235 W. Schrock Road
                          Westerville, OH  43081

                          Chase Manhattan Bank              1            16
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Chase Manhattan Bank/Chemical     1            45
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          French American Banking Corp.     1             8
                          200 Liberty, 20th Floor
                          New York, NY  10281

                          Wachovia Bank North Carolina      1             5
                          100 N. Main Street, NC 37121
                          Winston-Salem, NC  27150

                          Wells Fargo Bank, National
                          Association                       1             6
                          26610 West Agoura Road
                          Calabasas, CA  91307

Series 1996-HE1 Class A2  Chase Manhattan Bank/Chemical     1            97
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-HE1 Class A3  Chase Manhattan Bank              1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-HE1 Class A4  The Bank of New York              1            66
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Northern Trust Company            1            34
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-HE1 Class A5  The Bank of New York              1            40
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bear Stearns Securities Corp.     1            50
                          One Metrotech Center North
                          4th Floor
                          Brooklyn, NY  11021

                          Norwest Bank Minnesota National   1            10
                          Association
                          733 Marquette Avenue
                          Minneapolis, MN  55479

Series 1996-HE1 Class AL  Boston Safe Deposit & Trust Co.   1           100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-HE1 Class R1  CMI Investors 3 L.P.              1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-HE1 Class R2  CMI Investors 3 L.P.              1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-HE2 Class A1  The Bank of New York              1            13
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Chase Manhattan Bank              1            36
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Chase Manhattan Bank/Chemical     1            33
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Smith Barney, Inc.                1             9
                          333 W. 34th Street
                          New York, NY  10001

                          SSB-Custodian                     1             9
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-HE2 Class A2  Bankers Trust Company             1            13
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Corestates Bank N.A.              1            31
                          P.O. Box 7618 F.C.#1-9-1-21
                          Philadelphia, PA  19106

                          LaSalle National Bank/Customer
                          Safekeeping                       1            13
                          181 W. Madison - 1702
                          Chicago, IL  60602

                          Northern Trust Company            1            40
                          801 S. Canal C-In
                          Chicago, IL  60607

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-HE2 Class A3  The Bank of New York              1            12
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Chase Manhattan Bank              1            15
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Chase Manhattan Bank/Chemical     1            50
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          SSB-Custodian                     1            12
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-HE2 Class A4  The Bank of New York              1            20
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Boatmen's Trust Company           1            17
                          100 N. Broadway
                          St. Louis, MO  63102

                          Citicorp Services, Inc.           1            17
                          P.O. Box 30576
                          Tampa, FL  33630

                          Northern Trust Company            1            19
                          801 S. Canal C-In
                          Chicago, IL  60607

                          Swiss Bank Corporation, NY Branch 1             7
                          222 Broadway
                          New York, NY  10038

                          The Fifth Third Bank              1            10
                          Dept. 00850 - Proxy
                          38 Fountain Square
                          Cincinnati, OH  45263

Series 1996-HE2 Class A5  Chase Manhattan Bank              1             7
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Norwest Bank Minnesota National   1            70
                          Association
                          733 Marquette Avenue
                          Minneapolis, MN  55479

                          Wilmington Trust Co.              1            21
                          Rodney Square North
                          1100 North Market Street
                          Wilmington, DE  19890

Series 1996-HE2 Class A6  Bear Stearns Securities Corp.     1           100
                          One Metrotech Center North
                          4th Floor
                          Brooklyn, NY 11021

Series 1996-HE2 Class R1  CMI Investors 3 L.P.              1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-HE2 Class R2  CMI Investors 3 L.P.              1           100
                          2 Lincoln Center
                          5420 LBJ Freeway, Suite 515
                          Dallas, TX  75240

Series 1996-HE3 Class A1  The Bank of New York              1             8
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Boston Safe Deposit & Trust Co.   1            19
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank              1             8
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Chase Manhattan Bank/Chemical     1            20
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Prudential Securities Incorp.     1            13
                          111 8th Avenue, 4th Floor
                          New York, NY  10011

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          SSB-Custodian                     2            32
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-HE3 Class A2  Bankers Trust Company             1            25
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

                          Chase Manhattan Bank/Chemical     1            50
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Northern Trust Company            1            25
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-HE3 Class A3  Chase Manhattan Bank/Chemical     1            42
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Prudential Securities Incorp.     1            32
                          111 8th Avenue, 4th Floor
                          New York, NY  10011

                          PWI CMO Account                   1             8
                          Government Securities Clearance
                          1000 Harbor Boulevard., 8th Floor
                          Weehawken, NJ  07087

                          United States National Bank of    1            12
                          Oregon
                          555 SW Oak PI-6
                          Portland, OR  97204

Series 1996-HE3 Class A4  The Bank of New York              1            11
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bear Stearns Securities Corp.     1            14
                          One Metrotech Center North
                          4th Floor
                          Brooklyn, NY  11021

                          Boatmen's Trust Company           1             9
                          100 N. Broadway
                          St. Louis, MO  63102

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Chase Manhattan Bank              1            31
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY  10081

                          Corestates Bank N.A.              1            12
                          P.O. Box 7618 F.C.#1-9-1-21
                          Philadelphia, PA  19106

                          Northern Trust Company            1             5
                          801 S. Canal C-In
                          Chicago, IL  60607

Series 1996-HE3 Class A5  Bankers Trust Company             1           100
                          c/o BT Services Tennessee Inc.
                          648 Grassmere Park Road
                          Nashville, TN  37211

Series 1996-HE3 Class R1  Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-HE3 Class R2  Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-HE3 Class M   The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-HE3 Class B1  The Bank of New York              1           100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1996-HE3 Class B2  The First National Bank of Boston 1           100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1996-HE4 Class A1  Boston Safe Deposit & Trust Co.   1            16
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center
                          Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank/Chemical     1            24
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Republic National Bank of New
                          York                              1            27
                          Investment Account
                          One Hanson Place, Lower Level
                          Brooklyn, NY  11243

                          SSB-Custodian                     1            31
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-HE4 Class A2  Chase Manhattan Bank/ Chemical    1            43
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Citicorp Services, Inc.           1            15
                          P.O. Box 30576
                          Tampa, FL  33630

                          PWI CMO Account                   1            38
                          Government Securities Clearance
                          1000 Harbor Boulevard, 8th Floor
                          Weehawken, NJ  07087

Series 1996-HE4 Class A3  Chase Manhattan Bank/ Chemical    1           100
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

Series 1996-HE4 Class A4  Banc One Capital Corporation      1            20
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Englewood, NY  11717

                          The Bank of New York              1            10
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Chase Manhattan Bank/ Chemical    1            21
                          Auto Settle Department
                          4 New York Plaza, 4th Floor
                          New York, NY  10004

                          Citicorp Services, Inc.           1             7
                          P.O. Box 30576
                          Tampa, FL  33630

                          Huntington National Bank          1             5
                          41 South High Street, 10th Floor
                          Columbus, OH  43287

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

                          Prudential Securities Incorp.     1            20
                          111 8th Avenue, 4th Floor
                          New York, NY  10011

Series 1996-HE4 Class A5  Bank of America National Trust &  1            25
                          Savings Association Countrywide
                          Securities Corp.
                          2 Rector Street, 3rd Floor
                          New York, NY  10006

                          Firstar Trust Company             1            25
                          777 East Wisconsin Avenue
                          Milwaukee, WI  53202

                          Prudential Securities Corp.       1            24
                          111 8th Avenue, 4th Floor
                          New York, NY  10011

                          SSB-Custodian                     1            25
                          Global Proxy Unit, A5NW
                          P.O. Box 1631
                          Boston, MA  02105

Series 1996-HE4 Class A6  Chase Manhattan Bank              1            50
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

                          Firstar Trust Company             1            37
                          777 East Wisconsin Avenue
                          Milwaukee, WI  53202

                          Mercantile, Safe Deposit and
                          Trust Company                     1            13
                          766 Old Hammonds Ferry Road
                          Proxy Unit #230-20
                          Linthicum, MD  21090

Series 1996-HE4 Class A7  The Bank of New York              1            61
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          The Fifth Third Bank              1            39
                          Dept. 00850 - Proxy
                          38 Fountain Square Plaza
                          Cincinnati, OH  45263

Series 1996-HE4 Class R1  Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

                                                        Number of    Percent of
                             Name and Address          Certificates Certificates
Series                           of Holder                Held          Held
------                           ---------                ----          ----

Series 1996-HE4 Class R2  Paine Webber Incorporated         1           100
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

Series 1996-HE4 Class M   Bank One Trust Company N.A.-State 1           100
                          30 West Spring Street
                          Columbus, OH  43266

Series 1996-HE4 Class B1  Chase Manhattan Bank, Trust       1           100
                          Two Chase Manhattan Plaza
                          5th Floor
                          New York, NY 10081

Series 1996-HE4 Class B2  Prudential Securities Corp.       1           100
                          111 8th Avenue, 4th Floor
                          New York, NY  10011

     (b) Pursuant to the Exemptive Order, the Company is not required to provide this information.

     (c) Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 13.          Certain Relationships and Related Transactions
----------------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K
------------------------------------------------------------------------

     (a) 99.1 Servicer's Annual Statement as to Compliance for the Series 1993-16 Certificates dated March 25, 1997.
         99.2 Servicer's Annual Statement as to Compliance for the Series 1994-4 Certificates dated March 25, 1997.
         99.3 Servicer's Annual Statement as to Compliance for the Series 1994-5 Certificates dated March 25, 1997.
         99.4 Servicer's Annual Statement as to Compliance for the Series 1996-1 Certificates dated March 25, 1997.
         99.5 Servicer's Annual Statement as to Compliance for the Series 1996-2 Certificates dated March 25, 1997.
         99.6 Servicer's Annual Statement as to Compliance for the Series 1996-3 Certificates dated March 25, 1997.
         99.7 Servicer's Annual Statement as to Compliance for the Series 1996-4 Certificates dated March 25, 1997.
         99.8 Servicer's Annual Statement as to Compliance for the Series 1996-5 Certificates dated March 25, 1997.
         99.9 Servicer's Annual Statement as to Compliance for the Series 1996-6 Certificates dated March 25, 1997.
         99.10 Servicer's Annual Statement as to Compliance for the Series 1996-7 Certificates dated March 25, 1997.
         99.11 Servicer's Annual Statement as to Compliance for the Series 1996-8 Certificates dated March 25, 1997.
         99.12 Servicer's Annual Statement as to Compliance for the Series 1996-9 Certificates dated March 25, 1997.
         99.13 Servicer's Annual Statement as to Compliance for the Series 1996-10 Certificates dated March 25, 1997.
         99.14 Servicer's Annual Statement as to Compliance for the Series 1996-11 Certificates dated March 25, 1997.
         99.15 Servicer's Annual Statement as to Compliance for the Series 1996-12 Certificates dated March 25, 1997.
         99.16 Servicer's Annual Statement as to Compliance for the Series 1996-13 Certificates dated March 25, 1997.
         99.17 Servicer's Annual Statement as to Compliance for the Series 1996-14 Certificates dated March 25, 1997.
         99.18 Servicer's Annual Statement as to Compliance for the Series 1996-15 Certificates dated March 25, 1997.
         99.19 Servicer's Annual Statement as to Compliance for the Series 1996-16 Certificates dated March 25, 1997.
         99.20 Servicer's Annual Statement as to Compliance for the Series 1996-HE1 Certificates dated March 25, 1997.
         99.21 Servicer's Annual Statement as to Compliance for the Series 1996-HE2 Certificates dated March 25, 1997.
         99.22 Servicer's Annual Statement as to Compliance for the Series 1996-HE3 Certificates dated March 25, 1997.
         99.23 Report dated January 21, 1997 prepared by the Servicer's independent accountants, concerning the Servicer's activities for the period ended December 31, 1996 (relating to the Registrant's Servicing Portfolio, as defined in Item 8, of mortgage loans other than home equity mortgage loans).
         99.24 Report dated January 27, 1997 prepared by the Servicer's independent accountants, concerning the Servicer's activities for the period ended December 31, 1996 (relating to the Registrant's Servicing Portfolio, as defined in Item 8, of home equity mortgage loans).
         99.25 Report dated January 21, 1997 prepared by the Servicer's independent accountants, concerning the Servicer's activities for the period ended December 31, 1996 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio,
                  as  defined  in  Item  8,  for  which   Registrant  is  master
                  servicer).

     (b) Pursuant to the Exemptive Order, the Company is not required to provide this information.

     (c) Pursuant to the Exemptive Order, the Company is not required to provide this information.

     (d) Pursuant to the Exemptive Order, the Company is not required to provide this information.

Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
---------------------------------------------------------------------------
Section 15(d) of the Act by  Registrants  Which Have Not  Registered  Securities
--------------------------------------------------------------------------------
Pursuant to Section 12 of the Act
---------------------------------

No annual report to security holders covering the Registrant's last fiscal year or proxy statement, form of proxy or other proxy solicitation material has been sent to holders of Certificates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                              GE CAPITAL MORTGAGE SERVICES, INC.


                                              By: /s/ Stewart B. Koenigsberg
                                              ------------------------------
                                                  Stewart B. Koenigsberg
                                                  Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                   Date
         ---------                      -----                   ----


/s/ Jenne K. Britell           Director                     March 27, 1997
----------------------------
Jenne K. Britell

/s/ Stewart B. Koenigsberg     Director                     March 27, 1997
----------------------------
Stewart B. Koenigsberg

/s/ Carolyn S. Littles         Director                     March 27, 1997
----------------------------
Carolyn S. Littles

/s/ Thomas H. Mann             Director, Chairman of the    March 27, 1997
----------------------------
Thomas H. Mann                 Board and Chief Executive
                               Officer (Principal
                               Executive Officer)

/s/ Glen Messina               Vice President, Treasurer    March 27, 1997
----------------------------
Glen Messina                   and Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

/s/ Gerhard A. Miller          Director                     March 27, 1997
----------------------------
Gerhard A. Miller

/s/ JoAnn B. Rabitz            Director                     March 27, 1997
----------------------------
JoAnn B. Rabitz

/s/ Graham J. Williams         Director                     March 27, 1997
----------------------------
Graham J. Williams

                                  EXHIBIT INDEX

Exhibit No.          Description                                   Page No.
-----------          -----------                                   --------

    99.1     Servicer's Annual Statement as to Compliance            56
             for the Series 1993-16 Certificates dated March
             25, 1997.

    99.2     Servicer's Annual Statement as to Compliance            58
             for the Series 1994-4 Certificates dated March
             25, 1997.

    99.3     Servicer's Annual Statement as to Compliance            60
             for the Series 1994-5 Certificates dated March
             25, 1997.

    99.4     Servicer's Annual Statement as to Compliance            62
             for the Series 1996-1 Certificates dated March
             25, 1997.

    99.5     Servicer's Annual Statement as to Compliance            64
             for the Series 1996-2 Certificates dated March
             25, 1997.

    99.6     Servicer's Annual Statement as to Compliance            66
             for the Series 1996-3 Certificates dated March
             25, 1997.

    99.7     Servicer's Annual Statement as to Compliance            68
             for the Series 1996-4 Certificates dated March
             25, 1997.

    99.8     Servicer's Annual Statement as to Compliance            70
             for the Series 1996-5 Certificates dated March
             25, 1997.

    99.9     Servicer's Annual Statement as to Compliance            72
             for the Series 1996-6 Certificates dated March
             25, 1997.

    99.10    Servicer's Annual Statement as to Compliance            74
             for the Series 1996-7 Certificates dated March
             25, 1997.

    99.11    Servicer's Annual Statement as to Compliance            76
             for the Series 1996-8 Certificates dated March
             25, 1997.

    99.12    Servicer's Annual Statement as to Compliance            78
             for the Series 1996-9 Certificates dated March
             25, 1997.

    99.13    Servicer's Annual Statement as to Compliance            80
             for the Series 1996-10 Certificates dated March
             25, 1997.

    99.14    Servicer's Annual Statement as to Compliance            82
             for the Series 1996-11 Certificates dated March
             25, 1997.

    99.15    Servicer's Annual Statement as to Compliance            84
             for the Series 1996-12 Certificates dated March
             25, 1997.

    99.16    Servicer's Annual Statement as to Compliance            86
             for the Series 1996-13 Certificates dated March
             25, 1997.

    99.17    Servicer's Annual Statement as to Compliance            88
             for the Series 1996-14 Certificates dated March
             25, 1997.

    99.18    Servicer's Annual Statement as to Compliance            90
             for the Series 1996-15 Certificates dated March
             25, 1997.

    99.19    Servicer's Annual Statement as to Compliance            92
             for the Series 1996-16 Certificates dated March
             25, 1997.

    99.20    Servicer's Annual Statement as to Compliance            94
             for the Series 1996-HE1 Certificates dated March
             25, 1997.

    99.21    Servicer's Annual Statement as to Compliance            96
             for the Series 1996-HE2 Certificates dated March
             25, 1997.

    99.22    Servicer's Annual Statement as to Compliance            98
             for the Series 1996-HE3 Certificates dated March
             25, 1997.

    99.23    Report dated  January 21, 1997  prepared by the        100
             Servicer's independent accountants, concerning the Servicer's activities for the period ended
             December 31, 1996 (relating  to the  Registrant's
             Servicing Portfolio, as defined in Item 8, of mortgage loans other than home equity mortgage loans).

    99.24    Report dated January 27, 1997 prepared by the          102
             Servicer's independent accountants, concerning the Servicer's activities for the period ended
             December  31, 1996 (relating to the Registrant's
             Servicing Portfolio, as defined in Item 8, of home equity mortgage loans).

    99.25    Report dated January 21, 1997 prepared by the          104
             Servicer's independent accountants, concerning the Servicer's activities for the period ended
             December 31, 1996 (relating to the portion of mortgage loans in Registrant's Servicing
             Portfolio, as defined in Item 8, for which registrant is master servicer).