Form 10-K
period 1997-12-31
GE CAPITAL MORTGAGE SERVICES INC
filed 1998-03-30
CIK 792428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")

                   For the fiscal year ended December 31, 1997

                         Commission File Number: 33-5042

                       GE CAPITAL MORTGAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                      New Jersey                      21-0627285
                      ----------                      ----------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

                  3 Executive Campus
                Cherry Hill, New Jersey                  08002
                -----------------------                  -----
       (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:               (609) 661-6100

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 100 shares of common stock, par value $2,000.00 per share, outstanding as of March 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:
              THE REGISTRANT'S CURRENT REPORTS ON FORM 8-K REFERRED
                    TO IN RESPONSE TO PART I, ITEM 2 HEREOF.

                       GE CAPITAL MORTGAGE SERVICES, INC.
                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I

     Item 1.   Business                                                       3

     Item 2.   Properties                                                     3

     Item 3.   Legal Proceedings                                              3

     Item 4.   Submission of Matters to a Vote of Security Holders            4

PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                            4

     Item 6.   Selected Financial Data                                       10

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    10

     Item 8.   Financial Statements and Supplementary Data                   10

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           10

PART III

     Item 10.  Directors and Executive Officers of the Registrant            10

     Item 11.  Executive Compensation                                        11

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                    11

     Item 13.  Certain Relationships and Related Transactions                54

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                      54

     Supplemental Information                                                55

     SIGNATURES                                                              56

     INDEX TO EXHIBITS                                                       57

This Form 10-K of GE Capital Mortgage Services, Inc. (the "Company") includes the information required to be set forth herein pursuant to the Amended Application for Exemptive Order dated December 1, 1986 (the "Exemptive Order"), filed by the Company (formerly Travelers Mortgage Services, Inc.), which Exemptive Order was granted by the Securities and Exchange Commission on January 15, 1987

PART I

Item 1.   Business
-------   --------

The Company utilizes a number of software programs and information systems in the ordinary course of servicing the mortgage loans it securitizes. Year 2000 compliance programs and information systems modifications have been initiated in an attempt to ensure that these systems and key processes will remain functional. This objective is expected to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier and other third-party interfaces. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Pursuant to the Exemptive Order, the Company is not required to provide any other information under Item 1.

Item 2.   Properties
-------   ----------

The information set forth in the Current Reports on Form 8-K dated January 27, 1997, February 25, 1997, March 25, 1997, April 25, 1997, May 27, 1997, June 25,
1997,  July 25, 1997,  August 25, 1997,  September  25, 1997,  October 27, 1997,
November 25, 1997 and December 26, 1997 is incorporated herein by reference. See also the Servicer's Annual Statements as to Compliance that are filed as Exhibits 99.1 through 99.13 under Part IV, Item 14(a) hereof.

Item 3.   Legal Proceedings
-------   -----------------

On May 5, 1995 several borrowers under home equity mortgage loans made by the Company filed a class action lawsuit in the United States District Court for the District of New Jersey alleging that the plaintiffs and the members of the class that they seek to represent borrowed from the Company at interest rates which were higher than the Company's required yield for a mortgage loan of that type under a program allegedly intended by the Company to provide additional compensation to the borrowers' brokers. Such case is captioned DAVIS ET. AL. V. GE CAPITAL MORTGAGE SERVICES, INC. The Company is one of a number of major mortgage lending institutions subject to this type of lawsuit. The complaint against the Company contains allegations of violations of law, including violations of the federal Truth in Lending Act and the Massachusetts Truth in Lending Act. The lawsuit seeks an order declaring that the mortgage loans made to the plaintiffs and other class members are void and unenforceable and subject to a continuing right of rescission. The lawsuit also seeks damages for the plaintiffs and other class members, together with costs, interest, attorneys fees and other relief. The Company and plaintiffs' counsel have executed a settlement agreement which has been preliminarily approved by the Court and is awaiting final approval. Although there can be no assurance as to the ultimate outcome of this lawsuit, the Company believes that final resolution thereof will not have a material adverse effect on the financial position of the Company or any effect on the mortgage loans subject to the litigation.

In the case captioned LANCE ROSEN V. GE CAPITAL MORTGAGE SERVICES, INC., GE CAPITAL MORTGAGE CORPORATION AND UNITED GUARANTY RESIDENTIAL INSURANCE CORP., filed in the Superior Court of Camden County, New Jersey on July 28, 1995, the plaintiff seeks to represent a nationwide class of borrowers whose loans were originated or serviced by the Company and for which private mortgage insurance ("PMI") was a loan requirement. The plaintiff alleges that the Company breached a common law duty to notify borrowers, both at the time of loan closing and thereafter during the course of servicing, of the requirements for cancellation of PMI. The plaintiff is seeking a mandatory injunction compelling the Company to provide notices to borrowers to inform borrowers of the necessary preconditions to obtain cancellation of PMI. The plaintiff also seeks money damages, in an unspecified amount, for reimbursement of PMI premiums allegedly unnecessarily paid by borrowers after the conditions precedent to PMI cancellation had been met. The Company and plaintiffs' counsel have executed a settlement agreement which has received final court approval. The terms of the settlement include, inter alia, that (i) the Company will effect a one time cancellation of PMI on all loans it services where the loan-to-value ratio is 69.99% or less, the borrower has not been thirty days late on any payment in the previous twelve months, and the cancellation complies with all relevant investor criteria and (ii) the Company will provide notices at origination and annually to all borrowers with PMI on their loans of the circumstances where they may be able to cancel PMI. In general, cancellation of PMI is permitted for mortgage loans underlying the Company's mortgage-backed securities when the outstanding principal balance of a mortgage loan has amortized to 80% or less of the greater of the origination appraised value or current appraised value of the mortgaged property. The Company believes that final resolution of this lawsuit will not have a material adverse effect on the financial position of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

None.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

There is no established public trading market for the Company's publicly issued Multi-Class Pass-Through Certificates (the "Certificates").

As of December 31, 1997, the number of holders of record of Certificates was as follows:

             Mortgage Pool                Number of Holders of Record
             -------------                ---------------------------

     Series 1997-1 Class A1                           0
     Series 1997-1 Class A2                           2
     Series 1997-1 Class A3                           4
     Series 1997-1 Class A4                           1
     Series 1997-1 Class A5                           1
     Series 1997-1 Class A6                           1
     Series 1997-1 Class A7                           1
     Series 1997-1 Class A8                           1
     Series 1997-1 Class A9                           1
     Series 1997-1 Class A10                          1
     Series 1997-1 Class A11                          1
     Series 1997-1 Class A12                          1
     Series 1997-1 Class A13                          1
     Series 1997-1 Class A14                          7
     Series 1997-1 Class A15                          1

             Mortgage Pool                Number of Holders of Record
             -------------                ---------------------------
     Series 1997-1 Class R                            1
     Series 1997-1 Class RL                           1
     Series 1997-1 Class PO                           1
     Series 1997-1 Class M                            3
     Series 1997-1 Class B1                           1
     Series 1997-1 Class B2                           1
     Series 1997-2 Class 1-A1                        16
     Series 1997-2 Class 1-A2                        18
     Series 1997-2 Class 1-A3                         1
     Series 1997-2 Class 1-A4                         1
     Series 1997-2 Class 1-A5                         1
     Series 1997-2 Class 1-A6                         1
     Series 1997-2 Class 1-A8                         0
     Series 1997-2 Class 1-A9                         0
     Series 1997-2 Class 1-A10                        1
     Series 1997-2 Class 1-A11                        1
     Series 1997-2 Class 1-A12                        1
     Series 1997-2 Class 1-A13                        1
     Series 1997-2 Class 1-A14                        2
     Series 1997-2 Class 1-A15                        0
     Series 1997-2 Class 1-A16                        4
     Series 1997-2 Class 1-A17                        1
     Series 1997-2 Class 1-PO                         1
     Series 1997-2 Class 1-M                          1
     Series 1997-2 Class 1-B1                         1
     Series 1997-2 Class 1-B2                         1
     Series 1997-2 Class R                            1
     Series 1997-2 Class RL                           1
     Series 1997-2 Class 2-A1                         1
     Series 1997-2 Class 2-A2                         1
     Series 1997-2 Class 2-A3                         1
     Series 1997-2 Class 2-A4                         1
     Series 1997-2 Class 2-A5                         1
     Series 1997-2 Class 2-A6                         1
     Series 1997-2 Class 2-A7                         5
     Series 1997-2 Class 2-PO                         1
     Series 1997-2 Class 2-M                          1
     Series 1997-2 Class 2-B1                         1
     Series 1997-2 Class 2-B2                         1
     Series 1997-3 Class A1                           1
     Series 1997-3 Class A2                           1
     Series 1997-3 Class A3                           1
     Series 1997-3 Class A4                          24
     Series 1997-3 Class A5                           1
     Series 1997-3 Class A6                           1
     Series 1997-3 Class A7                           2
     Series 1997-3 Class A8                           5
     Series 1997-3 Class A9                          10
     Series 1997-3 Class A10                          1
     Series 1997-3 Class A11                         15
     Series 1997-3 Class A12                          9
     Series 1997-3 Class A13                          1

             Mortgage Pool                Number of Holders of Record
             -------------                ---------------------------

     Series 1997-3 Class A14                          1
     Series 1997-3 Class A15                          4
     Series 1997-3 Class PO                           0
     Series 1997-3 Class R                            1
     Series 1997-3 Class M                            1
     Series 1997-3 Class B1                           1
     Series 1997-3 Class B2                           1
     Series 1997-4 Class A1                           1
     Series 1997-4 Class A2                           1
     Series 1997-4 Class A3                           1
     Series 1997-4 Class A4                           3
     Series 1997-4 Class A5                           1
     Series 1997-4 Class A6                           1
     Series 1997-4 Class A7                           1
     Series 1997-4 Class A8                           1
     Series 1997-4 Class A9                           2
     Series 1997-4 Class A10                          7
     Series 1997-4 Class A11                          1
     Series 1997-4 Class A12                          1
     Series 1997-4 Class R                            1
     Series 1997-4 Class PO                           1
     Series 1997-4 Class M                            1
     Series 1997-4 Class B1                           1
     Series 1997-4 Class B2                           1
     Series 1997-5 Class A1                           3
     Series 1997-5 Class A2                          21
     Series 1997-5 Class A3                           6
     Series 1997-5 Class A4                           1
     Series 1997-5 Class A5                           1
     Series 1997-5 Class A6                           1
     Series 1997-5 Class A7                           0
     Series 1997-5 Class R                            1
     Series 1997-5 Class PO1                          0
     Series 1997-5 Class PO2                          0
     Series 1997-5 Class S1                           0
     Series 1997-5 Class M                            1
     Series 1997-5 Class B1                           1
     Series 1997-5 Class B2                           1
     Series 1997-6 Class A1                           4
     Series 1997-6 Class A2                           5
     Series 1997-6 Class A3                           5
     Series 1997-6 Class A4                           4
     Series 1997-6 Class A5                           1
     Series 1997-6 Class A6                           3
     Series 1997-6 Class A7                           2
     Series 1997-6 Class A8                           1
     Series 1997-6 Class A9                           1
     Series 1997-6 Class A10                          1
     Series 1997-6 Class A11                          0
     Series 1997-6 Class A12                          1
     Series 1997-6 Class A13                          1
     Series 1997-6 Class A14                          1

             Mortgage Pool                Number of Holders of Record
             -------------                ---------------------------

     Series 1997-6 Class A15                          6
     Series 1997-6 Class A16                          2
     Series 1997-6 Class A17                          2
     Series 1997-6 Class A18                          1
     Series 1997-6 Class R                            1
     Series 1997-6 Class PO                           0
     Series 1997-6 Class M                            1
     Series 1997-6 Class B1                           2
     Series 1997-6 Class B2                           1
     Series 1997-7 Class A1                           2
     Series 1997-7 Class A2                           6
     Series 1997-7 Class A3                           5
     Series 1997-7 Class A4                           1
     Series 1997-7 Class A5                           1
     Series 1997-7 Class A6                           1
     Series 1997-7 Class A7                           1
     Series 1997-7 Class A8                           1
     Series 1997-7 Class A9                           1
     Series 1997-7 Class A10                          1
     Series 1997-7 Class A11                          2
     Series 1997-7 Class A12                          1
     Series 1997-7 Class R                            1
     Series 1997-7 Class M                            1
     Series 1997-7 Class B1                           1
     Series 1997-7 Class B2                           1
     Series 1997-8 Class A1                           1
     Series 1997-8 Class A2                           1
     Series 1997-8 Class A3                           1
     Series 1997-8 Class A4                           1
     Series 1997-8 Class A5                           1
     Series 1997-8 Class A6                          16
     Series 1997-8 Class A7                          18
     Series 1997-8 Class A8                           1
     Series 1997-8 Class A9                           1
     Series 1997-8 Class A10                          1
     Series 1997-8 Class A11                          1
     Series 1997-8 Class A12                          1
     Series 1997-8 Class A13                          3
     Series 1997-8 Class A14                          3
     Series 1997-8 Class A15                          2
     Series 1997-8 Class A16                          1
     Series 1997-8 Class A17                          3
     Series 1997-8 Class A18                          0
     Series 1997-8 Class A19                          0
     Series 1997-8 Class R                            1
     Series 1997-8 Class RL                           1
     Series 1997-8 Class M                            1
     Series 1997-8 Class B1                           1
     Series 1997-8 Class B2                           1
     Series 1997-9 Class 1-A1                         1
     Series 1997-9 Class 1-A2                         7
     Series 1997-9 Class 1-A3                         7

             Mortgage Pool                Number of Holders of Record
             -------------                ---------------------------

     Series 1997-9 Class 1-A4                         3
     Series 1997-9 Class 1-A5                         2
     Series 1997-9 Class 1-A6                         6
     Series 1997-9 Class 1-A7                         1
     Series 1997-9 Class 1-A8                         1
     Series 1997-9 Class 1-A9                         2
     Series 1997-9 Class 1-A10                        2
     Series 1997-9 Class 1-A12                        1
     Series 1997-9 Class 1-A13                        2
     Series 1997-9 Class 1-A14                        2
     Series 1997-9 Class 1-A15                        2
     Series 1997-9 Class 1-A16                        1
     Series 1997-9 Class 1-A17                        1
     Series 1997-9 Class 1-M                          1
     Series 1997-9 Class 1-B1                         1
     Series 1997-9 Class 1-B2                         1
     Series 1997-9 Class 2-A1                         7
     Series 1997-9 Class 2-A2                         1
     Series 1997-9 Class 2-A3                         2
     Series 1997-9 Class 2-A4                         3
     Series 1997-9 Class 2-A5                         2
     Series 1997-9 Class 2-A6                         4
     Series 1997-9 Class 2-A7                         3
     Series 1997-9 Class 2-A8                         1
     Series 1997-9 Class 2-A9                         3
     Series 1997-9 Class 2-A10                        1
     Series 1997-9 Class 2-M                          1
     Series 1997-9 Class 2-B1                         1
     Series 1997-9 Class 2-B2                         1
     Series 1997-9 Class R                            1
     Series 1997-9 Class RL                           1
     Series 1997-10 Class A1                          1
     Series 1997-10 Class A2                          1
     Series 1997-10 Class A3                          2
     Series 1997-10 Class A4                          1
     Series 1997-10 Class A5                          2
     Series 1997-10 Class A6                          1
     Series 1997-10 Class R                           1
     Series 1997-10 Class M                           1
     Series 1997-10 Class B1                          1
     Series 1997-10 Class B2                          2
     Series 1997-11 Class A1                          6
     Series 1997-11 Class A2                          1
     Series 1997-11 Class A3                          6
     Series 1997-11 Class A4                          1
     Series 1997-11 Class A5                          2
     Series 1997-11 Class M                           1
     Series 1997-11 Class B1                          1
     Series 1997-11 Class B2                          1
     Series 1997-11 Class R                           1
     Series 1997-12 Class A1                          3
     Series 1997-12 Class A2                          2

             Mortgage Pool                Number of Holders of Record
             -------------                ---------------------------

     Series 1997-12 Class A3                          2
     Series 1997-12 Class A4                          1
     Series 1997-12 Class A5                          1
     Series 1997-12 Class A6                          2
     Series 1997-12 Class M                           1
     Series 1997-12 Class B1                          1
     Series 1997-12 Class B2                          1
     Series 1997-12 Class R                           1
     Series 1997-13 Class A1                          3
     Series 1997-13 Class A2                          1
     Series 1997-13 Class A3                         12
     Series 1997-13 Class R                           1
     Series 1997-13 Class M                           1
     Series 1997-13 Class B1                          1
     Series 1997-13 Class B2                          1
     Series 1997-HE1 Class A1                         4
     Series 1997-HE1 Class A2                         3
     Series 1997-HE1 Class A3                         2
     Series 1997-HE1 Class A4                         4
     Series 1997-HE1 Class A5                         1
     Series 1997-HE1 Class R1                         1
     Series 1997-HE1 Class R2                         1
     Series 1997-HE1 Class M                          3
     Series 1997-HE1 Class B1                         1
     Series 1997-HE1 Class B2                         1
     Series 1997-HE2 Class A1                         3
     Series 1997-HE2 Class A2                         3
     Series 1997-HE2 Class A3                        10
     Series 1997-HE2 Class A4                        22
     Series 1997-HE2 Class A5                         4
     Series 1997-HE2 Class A6                         3
     Series 1997-HE2 Class A7                         4
     Series 1997-HE2 Class R1                         1
     Series 1997-HE2 Class R2                         1
     Series 1997-HE2 Class M                          1
     Series 1997-HE2 Class B1                         1
     Series 1997-HE2 Class B2                         1
     Series 1997-HE3 Class A1                         5
     Series 1997-HE3 Class A2                         1
     Series 1997-HE3 Class A3                         9
     Series 1997-HE3 Class A4                         9
     Series 1997-HE3 Class A5                         1
     Series 1997-HE3 Class A6                         4
     Series 1997-HE3 Class R1                         1
     Series 1997-HE3 Class R2                         1
     Series 1997-HE3 Class M                          1
     Series 1997-HE3 Class B1                         1
     Series 1997-HE3 Class B2                         1
     Series 1997-HE4 Class A1                         5
     Series 1997-HE4 Class A2                         1
     Series 1997-HE4 Class A3                         1
     Series 1997-HE4 Class A4                         1

             Mortgage Pool                Number of Holders of Record
             -------------                ---------------------------

     Series 1997-HE4 Class A5                        12
     Series 1997-HE4 Class A6                         2
     Series 1997-HE4 Class A7                         6
     Series 1997-HE4 Class R1                         1
     Series 1997-HE4 Class R2                         1
     Series 1997-HE4 Class M                          2
     Series 1997-HE4 Class B1                         1
     Series 1997-HE4 Class B2                         1

Pursuant to the Exemptive Order, the Company is not required to provide any other information under Item 5.

Item 6.   Selected Financial Data
-------   -----------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations
          -----------------------------------------------------------------
Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------
Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item    8.    Financial    Statements    and    Supplementary    Data
----------    -------------------------------------------------------
See the Servicer's Annual Statements as to Compliance that are filed as Exhibits
99.1 through 99.13 under Part IV, Item 14(a) hereof; see also reports concerning the Registrant's servicing activities, dated February 17, 1998, prepared by the Registrant's independent certified public accountants, filed as Exhibit 99.14 (relating to the portion of the mortgage loans in the Registrant's Servicing Portfolio, as defined below, comprised of mortgage loans other than home equity mortgage loans, for which Registrant is primary servicer), Exhibit 99.15 (relating to the home equity loan portion of the Registrant's Servicing Portfolio, for which Registrant is primary servicer) and Exhibit 99.16 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, for which Registrant is master servicer) under Part IV, Item 14(a) hereof. Insofar as a portion of the mortgage loans covered by the report filed by the Company as
Exhibit 99.16 are also directly serviced by the Company, such mortgage loans are also covered by the report filed as Exhibit 99.14. "Registrant's Servicing Portfolio" includes, but is not limited to, mortgage loans in Series with respect to which this Annual Report on Form 10-K is filed.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   Financial Disclosure
          -----------------------------------------------------------------
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------
Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 11.  Executive Compensation
--------  ----------------------
Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------
(a) Set forth below is certain information with respect to each holder of record of more than five percent (5%) of the fractional undivided interests in a Mortgage Pool evidenced by a Class of a Series of Certificates publicly-offered during1997, as of December 31, 1997.

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-1 Class A2   Bankers Trust Company                1           63
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit & Trust Co.      1           37
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1997-1 Class A3   The Bank of New York                 1            9
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit & Trust Co.      1           23
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Well Fargo Bank, N.A.                1           67
                         26610 West Agoura Road
                         Calabasas, CA  91305

Series 1997-1 Class A4   LBI-Lehman Government Securities Inc.1         100
                         200 Vesy Street
                         New York, NY  10285

Series 1997-1 Class A5   Chase Manhattan Bank                 1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-1 Class A6   SSB - Custodian                      1         100
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-1 Class A7   Nomura Securities/Fixed Income       1         100
                         2 World Financial Center, Bldg. B
                         New York, NY 10281-1198

Series 1997-1 Class A8   Citibank, N.A.                       1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-1 Class A9   Fiduciary SSB                        1         100
                         108 Myrtle Street
                         Newport Office Bldg.
                         North Quincy, MA  02171

Series 1997-1 Class A10  State Street Bank & Trust Company    1         100
                         Collateral Agent for FSA
                         2 International Place, 5th Floor
                         Boston, MA  02110

Series 1997-1 Class A11  TFinn & Co.                          1         100
                         c/o Chase Manhattan Bank
                         P.O. Box 50000
                         Department 6583 - Outsourcing Services
                         Newark, NJ  07101

Series 1997-1 Class A12  Deseret Trust Company-Zions          1         100
                         P.O. Box 11558
                         Salt Lake City, UT 84147-0558

Series 1997-1 Class A13  LBI-Lehman Government Securities     1         100
                         Inc.
                         200 Vesy Street
                         New York, NY  10285

Series 1997-1 Class A14  Corestates Bank/Commonwealth of PA   1          11
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

                         Chase Manhattan Bank                 1          62
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Prudential Securities Incorporated   1           6
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         SSB - Custodian                      1          18
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-1 Class A15  Morgan Stanley Trust Company         1         100
                         Investor Communications Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-1 Class R    TFinn & Co.                          1         100
                         c/o Chase Manhattan Bank
                         P.O. Box 50000
                         Department 6583 - Outsourcing
                         Services
                         Newark, NJ  07101
Series 1997-1 Class RL   TFinn & Co.                          1         100
                         c/o Chase Manhattan Bank
                         P.O. Box 50000
                         Department 6583 - Outsourcing
                         Services
                         Newark, NJ  07101

Series 1997-1 Class PO   Chase Manhattan Bank/Broker &        1         100
                         Dealer Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-1 Class M    The Bank of New York                 1          33
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         First National Bank of Omaha         1          44
                         One First National Center
                         Omaha, NE  68102

                         National City Bank                   1          22
                         1900 East 9th Street
                         Cleveland, OH  44114

Series 1997-1 Class B1   Bankers Trust Company                1          100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-1 Class B2   Northern Trust Company               1          100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-2 Class 1-A1 The Bank of New York                 1           47
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                1            6
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Boston Safe Deposit & Trust Co.       1           9
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         SSB - Custodian                       1          11
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-2 Class 1-A2 The Bank of New York                  1          49
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit & Trust Co.       1           5
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         KeyBank National Association          1           5
                         4900 Tiedeman Road
                         Brooklyn, OH  44144

                         Nationsbanc Montgomery Securities LLC 1          10
                         200 North College Street
                         Charlotte, NC  28255

                         Northern Trust Company                1          12
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-2 Class 1-A3 Boston Safe Deposit & Trust Co.       1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1997-2 Class 1-A4 Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-2 Class 1-A5 Morgan Stanley & Co., Incorporated    1         100
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-2 Class 1-A6 Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-2 Class 1-A10 LBI-Lehman Government Securities     1         100
                         Inc.
                         200 Vesy Street
                         New York, NY  10285

Series 1997-2 Class 1-A11 Chase Manhattan Bank/Salomon         1         100
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-2 Class 1-A12 Deseret Trust Company-Zions          1         100
                         P.O. Box 11558
                         Salt Lake City, UT 84147-0558

Series 1997-2 Class 1-A13 A.G. Edwards & Sons, Inc.            1         100
                         1 North Jefferson
                         St. Louis, MO  63103

Series 1997-2 Class 1-A14 A.G. Edwards & Sons, Inc.            1          86
                         1 North Jefferson
                         St. Louis, MO  63103

                         Merrill, Lynch, Pierce, Fenner        1          14
                         & Smith Safekeeping
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ  08855

Series 1997-2 Class 1-A16 Chase Manhattan Bank/Chemical        1          48
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Morgan Stanley & Co., Incorporated    1          33
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

                         Morgan Stanley Trust Company          1          17
                         Investor Communications Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-2 Class 1-A17 Morgan Stanley & Co., Incorporated   1         100
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-2 Class 1-PO Norwest Bank Minnesota, N.A.          1         100
                         733 Marquette Avenue
                         Minneapolis, MN  55479

Series 1997-2 Class 1-M  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-2 Class 1-B1 Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-2 Class 1-B2 Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-2 Class R    Ailesbury Finance LLC                 1         100
                         1912 Capitol Avenue, Suite 406
                         Cheyeene, WY  22001

Series 1997-2 Class RL   Ailesbury Finance LLC                 1         100
                         1912 Capitol Avenue, Suite 406
                         Cheyeene, WY  22001

Series 1997-2 Class 2-A1 Norwest Bank Minnesota, N.A.          1         100
                         733 Marquette Avenue
                         Minneapolis, MN  55479

Series 1997-2 Class 2-A2 The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-2 Class 2-A3 LBI-Lehman Government Securities Inc. 1         100
                         200 Vesy Street
                         New York, NY  10285

Series 1997-2 Class 2-A4 SSB - Custodian                       1          100
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-2 Class 2-A5 CIBC Oppenheimer Corp./WG             1          100
                         1 Battery Park Plaza
                         New York, NY  10004

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-2 Class 2-A6 CIBC Oppenheimer Corp./WG             1          100
                         1 Battery Park Plaza
                         New York, NY  10004

Series 1997-2 Class 2-A7 Boston Safe Deposit & Trust Co.       1            7
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank/Chemical         1           32
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         SSB - Custodian                       1           46
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

                         Wachovia Bank, N.A.                   1           11
                         100 N. Main Street, NC 37121
                         Winston-Salem, NC  27150

Series 1997-2 Class 2-PO Wells Fargo Bank, N.A.                1          100
                         26610 West Agoura Road
                         Calabasas, CA  91307

Series 1997-2 Class 2-M  Deutsche Morgan Grenfell Inc.         1          100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-2 Class 2-B1 Deutsche Morgan Grenfell Inc.         1          100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-2 Class 2-B2 The Bank of New York                  1          100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-3 Class A1   Chase Manhattan Bank                  1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-3 Class A2   Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-3 Class A3   Compass Bank - ALFA                   1         100
                         15 South 20th Street, 7th Floor
                         Birmingham, AL 35233

Series 1997-3 Class A4   The Bank of New York                  1           5
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Brown Brothers Harriman & Co.         1           6
                         63 Wall Street, 8th Floor
                         New York, NY  10005

                         Corestates Bank, N.A.                 1          34
                         P.O. Box 7618 F.C. #1-9-1-21
                         Philadelphia, PA 19106-7618

                         SSB - Custodian                       1          11
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

                         UMB Bank, N.A.                        1          11
                         P.O. Bank 419260
                         Kansas City, MO  64141-6260

Series 1997-3 Class A5   Zions-EPA                             1         100
                         c/o Deseret Trust Company
                         P.O. Box 11558
                         Salt Lake City, UT 84147-0558

Series 1997-3 Class A6   LBI-Lehman Government Securities Inc. 1         100
                         200 Vesy Street
                         New York, NY  10285

Series 1997-3 Class A7   Chase Manhattan Bank                  1          76
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Merrill, Lynch, Pierce, Fenner        1          24
                         & Smith, Inc. - Debt. Sec.
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ  08855

Series 1997-3 Class A8   A.G. Edwards & Sons, Inc.             1          98
                         1 North Jefferson
                         St. Louis, MO  63103

Series 1997-3 Class A9   The Bank of New York                  1           6
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Comerica Bank                         1          47
                         Cap. Chg./Proxy 7CBB/MC 3530
                         Detroit, MI  48275-3530

                         A.G. Edwards & Sons, Inc.             1          14
                         1 North Jefferson
                         St. Louis, MO  63103

                         Smith Barney Inc.                     1          32
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-3 Class A10  Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-3 Class A11  A.G. Edwards & Sons, Inc.             1          13
                         1 North Jefferson
                         St. Louis, MO  63103

                         Smith Barney Inc.                     1          85
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-3 Class A12  BankBoston, N.A.                      1           5
                         150 Royal Street
                         Canton, MA  02021

                         A.G. Edwards & Sons, Inc.             1          94
                         1 North Jefferson
                         St. Louis, MO  63103

Series 1997-3 Class A13  Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-3 Class A14  Goldman, Sachs & Co.                  1         100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-3 Class A15  The Bank of New York                  1          13
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Comerica Bank                         1          82
                         Cap. Chg./Proxy 7CBB/MC 3530
                         Detroit, MI  48275-3530

Series 1997-3 Class R    Bankers Trust Company, London Branch  1         100
                         1 Apoold Street, Broadgate
                         London, England EC2A2HE

Series 1997-3 Class M    Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-3 Class B1   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-3 Class B2   Northern Trust Company                1         100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-4 Class A1   The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-4 Class A2   Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-4 Class A3   Bear, Stearns Securities Corp.        1         100
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

Series 1997-4 Class A4   Credit Suisse First Boston            1          32
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood,NY  11717

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Fiduciary SSB                         1          34
                         108 Myrtle Street
                         Newport Office Building
                         North Quincy, MA  02171

                         PWI CMO Account                       1          34
                         1000 Harbor Blvd., 8th Floor
                         Weehawken, NJ 07087

Series 1997-4 Class A5   Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-4 Class A6   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-4 Class A7   Chase Manhattan Bank, Trust           1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-4 Class A8   Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-4 Class A9   Boston Safe Deposit & Trust Co.       1          10
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Norwest Investment Services, Inc.     1          90
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-4 Class A10  The Bank of New York                  1          32
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1          39
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Boston Safe Deposit & Trust Co.       1           6
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         A.G. Edwards & Sons, Inc.             1          23
                         1 North Jefferson
                         St. Louis, MO  63103

Series 1997-4 Class A11  Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1997-4 Class A12  LBI-Lehman Government Securities Inc. 1         100
                         200 Vesy Street
                         New York, NY  10285

Series 1997-4 Class R    CMI Investors II, Limited Partnership 1         100
                         2 Lincoln Center
                         5420 LBJ Freeway, Suite 515
                         Dallas, TX  75240

Series 1997-4 Class PO   Norwest Bank Minnesota, N.A.          1         100
                         733 Marquette Avenue
                         Minneapolis, MN  55479

Series 1997-4 Class M    Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-4 Class B1   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-4 Class B2   Northern Trust Company                1         100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-5 Class A1   Bankers Trust Company                 1          16
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Citibank, N.A.                        1          26
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Credit Suisse First Boston            1          58
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-5 Class A2   Bankers Trust Company                 1          39
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit & Trust Co.       1           6
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank                  1          10
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Chase Manhattan Bank/Broker & Dealer  1           5
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

                         Chase Manhattan Bank/Salomon          1           9
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

                         Northern Trust Company                1          16
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-5 Class A3   Merrill, Lynch, Pierce, Fenner        1          32
                         & Smith Safekeeping
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ  08855

                         Smith Barney Inc.                     1          66
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-5 Class A4   A.G. Edwards & Sons, Inc.             1         100
                         1 North Jefferson
                         St. Louis, MO  63103

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-5 Class A5   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-5 Class A6   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-5 Class R    Adams, Viner & Mosler, Ltd.           1         100
                         Suite 600, 250 South Australian Avenue
                         West Palm Beach, FL  33401

Series 1997-5 Class M    Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-5 Class B1   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-5 Class B2   Northern Trust Company                1         100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-6 Class A1   The Bank of New York                  1           9
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit & Trust Co.       1           9
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank                  1          45
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Fiduciary SSB                         1          36
                         108 Myrtle Street
                         Newport Office Building
                         North Quincy, MA  02171

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-6 Class A2   The Bank of New York                  1           5
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit & Trust Co.       1          37
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259


                         Smith Barney Inc.                     1          45
                         333 W. 34th Street
                         New York, NY  10001

                         M&I Marshall & Ilsley Bank            1          13
                         1000 North Water Street
                         Milwaukee, WI  53202

Series 1997-6 Class A3   Smith Barney Inc.                     1          99
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-6 Class A4   Chase Manhattan Bank                  1          18
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Morgan Stanley & Co., Incorporated    1          53
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

                         Northern Trust Company                1          27
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-6 Class A5   Boston Safe Deposit & Trust Co.       1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1997-6 Class A6   Citibank, N.A.                        1          50
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Fleet Bank of Massachusetts, N.A.     1          25
                         Fleet Services Corp.
                         2nd Floor NYROTO2B
                         Rochester, NY  14638

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Northern Trust Company                1          25
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-6 Class A7   The Bank of New York                  1           8
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Smith Barney Inc.                     1          92
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-6 Class A8   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-6 Class A9   Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-6 Class A10  UMB Bank, N.A.                        1         100
                         P.O. Box 419260
                         Kansas City, MO  44141-6260

Series 1997-6 Class A12  PaineWebber Incorporated              1         100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1997-6 Class A13  Boston Safe Deposit & Trust Co.       1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1997-6 Class A14  PaineWebber Incorporated              1         100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1997-6 Class A15  The Bank of New York                  1          77
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Nationsbank of Texas, N.A.            1          11
                         Trust Operations, 16th Floor
                         1401 Elm Street
                         Dallas, TX  75202

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-6 Class A16  Bankers Trust Company                 1          88
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Morgan Stanley & Co., Incorporated    1          12
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

Series 1997-6 Class A17  BankBoston, N.A.                      1           5
                         150 Royal Street
                         Canton, MA  02021

                         Morgan Stanley & Co., Incorporated    1          95
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

Series 1997-6 Class A18  M&I Marshall & Ilsley Bank            1         100
                         1000 North Water Street
                         P.O. Box 2977
                         Milwaukee, WI  53202

Series 1997-6 Class R    Bankers Trust Company, London Branch  1         100
                         1 Apoold Street, Broadgate
                         London, England  EC2A2HE

Series 1997-6 Class M    Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-6 Class B1   Bankers Trust Company                 1          62
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Northern Trust Company                1          38
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-6 Class B2   Northern Trust Company                1         100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-7 Class A1   Bear, Stearns Securities Corp.        1          63
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Custodial Trust Company               1          37
                         101 Carnegie Center
                         Princeton, NJ  08540

Series 1997-7 Class A2   The Bank of New York                  1          56
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1          14
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211
                         Bank of America Personal Trust        1          11
                         Proxy Unit #38432
                         555 S. Flower Street, Level C
                         Los Angeles, CA 90071

                         Union Bank of California, N.A.        1          15
                         Safekeeping Department
                         475 Sansome Street, 11th Floor
                         San Francisco, CA 94145

Series 1997-7 Class A3   The Bank of New York                  1           5
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1          60
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank/Chemical         1          22
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Northern Trust Company                1           6
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         UMB Bank, N.A.                        1           7
                         P.O. Box 419260
                         Kansas City, MO  44141-6260

Series 1997-7 Class A4   The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-7 Class A5   The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-7 Class A6   Credit Suisse First Boston            1         100
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-7 Class A7   Corestates Bank, N.A.                 1         100
                         P.O. Box 7618 F.C. #1-9-1-21
                         Philadelphia, PA 19106-7618

Series 1997-7 Class A8   The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-7 Class A9   Prudential Securities Incorporated    1         100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-7 Class A10  Chase Manhattan Bank                  1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-7 Class A11  Bankers Trust Company                 1          50
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank/Chemical         1          50
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-7 Class A12  Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-7 Class R    Credit Suisse First Boston            1         100
                         Corporation
                         5 World Trade Center
                         New York, NY  10048

Series 1997-7 Class M    Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-7 Class B1   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-7 Class B2   Northern Trust Company                1         100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-8 Class A1   Boston Safe Deposit & Trust Co.       1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1997-8 Class A2   Boston Safe Deposit & Trust Co.       1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1997-8 Class A3   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-8 Class A4   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-8 Class A5   Chase Manhattan Bank                  1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-8 Class A6   The Bank of New York                  1          13
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Compass Bank - ALFA                   1          24
                         15 South 20th Street, 7th Floor
                         Birmingham, AL 35233

                         National City Bank                    1           6
                         1900 East 9th Street
                         Cleveland, OH  44114

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         United States National Bank of Oregon 1          27
                         555 SW Oak PL-6
                         Portland, OR  97204

                         Northern Trust Company                1           9
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         Union Bank of California, N.A.        1           6
                         Safekeeping Department
                         475 Sansome Street, 11th Floor
                         San Francisco, CA 94145

                         Wells Fargo Bank, N.A.                1           6
                         26610 West Agoura Road
                         Calabasas, CA  91307

Series 1997-8 Class A7   The Bank of New York                  1          11
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1           7
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Bear, Stearns Securities Corp.        1           9
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

                         Custodial Trust Company               1          10
                         101 Carnegie Center
                         Princeton, NJ  08540

                         United States National Bank of Oregon 1          25
                         555 SW Oak PL-6
                         Portland, OR  97204

                         PWI CMO Account                       1          30
                         1000 Harbor Blvd., 8th Floor
                         Weehawken, NJ 07087

Series 1997-8 Class A8   The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-8 Class A9   Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-8 Class A10  Chase Manhattan Bank/Broker & Dealer  1         100
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-8 Class A11  LBI-Lehman Government Securities Inc. 1         100
                         200 Vesy Street
                         New York, NY  10285

Series 1997-8 Class A12  Chase Manhattan Bank/Broker & Dealer  1         100
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-8 Class A13  The Bank of New York                  1          17
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank                  1          13
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         SSB - Custodian                       1          70
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-8 Class A14  Bankers Trust Company                 1          71
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Mellon Bank/Safekeeping               1          11
                         27777 Inkster Road
                         Farmington Hill, MI  48333

                         Morgan Stanley & Co., Incorporated    1          18
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

Series 1997-8 Class A15  Chase Manhattan Bank/Broker & Dealer  1          41
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Custodial Trust Company               1          59
                         101 Carnegie Center
                         Princeton, NJ  08540

Series 1997-8 Class A16  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-8 Class A17  Edward D. Jones & Co.                 1         100
                         201 Progress Parkway
                         Maryland Heights, MD 63043-3042

Series 1997-8 Class R    Greenwich Capital Markets, Inc.       1         100
                         600 Steamboat Road
                         Greenwich, CT  06830

Series 1997-8 Class RL   Greenwich Capital Markets, Inc.       1         100
                         600 Steamboat Road
                         Greenwich, CT  06830

Series 1997-8 Class M    The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-8 Class B1   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-8 Class B2   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-9 Class 1-A1 SSB - Custodian                       1         100
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-9 Class 1-A2 Boston Safe Deposit & Trust Co.       1           6
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank, Trust           1          12
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Fiduciary SSB                         1           6
                         108 Myrtle Street
                         Newport Office Bldg.
                         North Quincy, MA  02171

                         Investors Bank & Trust/M.F. Custody   1          30
                         200 Clarendon Street
                         15th Floor, Hancock Tower
                         Boston, MA  02116

                         SSB - Custodian                       1          39
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-9 Class 1-A3 The Bank of New York                  1          27
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1          20
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit & Trust Co.       1          28
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         National City Bank                    1          10
                         1900 East 9th Street
                         Cleveland, OH  44114

                         Norwest Bank Minnesota, N.A.          1          10
                         733 Marquette Avenue
                         Minneapolis, MN  55479

Series 1997-9 Class 1-A4 Bankers Trust Company                 1          13
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Comerica Bank                         1          30
                         Cap. Chg./Proxy 7CBB/MC 3530
                         Detroit, MI  48275-3530

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Northern Trust Company                1          57
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1997-9 Class 1-A5 The Bank of New York                  1          62
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Merrill, Lynch, Pierce, Fenner &      1          38
                         Smith Safekeeping
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ  08855

Series 1997-9 Class 1-A6 Bankers Trust Company                 1          13
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                  1          59
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Merrill, Lynch, Pierce, Fenner        1          13
                         & Smith Safekeeping
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ  08855

                         Norwest Investment Services, Inc.     1           5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Zions-EPA                             1           8
                         c/o Deseret Trust Company
                         P.O. Box 11558
                         Salt Lake City, UT 84147-0558

Series 1997-9 Class 1-A7 Morgan Stanley Trust Company          1         100
                         Investor Communications Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-9 Class 1-A8 Chase Manhattan Bank                  1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-9 Class 1-A9 Bankers Trust Company                 1          14
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         LBI-Lehman Government Securities Inc. 1          86
                         200 Vesy Street
                         New York, NY  10285

Series 1997-9 Class 1-A10 Bankers Trust Company                1          79
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         SSB - Custodian                       1          21
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-9 Class 1-A12 Boston Safe Deposit & Trust Co.      1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1997-9 Class 1-A13 The Bank of New York                 1          55
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1          45
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-9 Class 1-A14 The Bank of New York                 1          12
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank/Broker & Dealer  1          88
                         Clearance Department
                         4 New York Plaza
                         21st  Floor
                         New York, NY  10004

Series 1997-9 Class 1-A15 The Bank of New York                 1          45
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         PWI CMO Account                       1          55
                         1000 Harbor Blvd., 8th Floor
                         Weehawken, NJ 07087

Series 1997-9 Class 1-A16 Chase Manhattan Bank/Broker & Dealer 1         100
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-9 Class 1-A17 Chase Manhattan Bank/Broker & Dealer 1         100
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-9 Class 1-M  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-9 Class 1-B1 Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-9 Class 1-B2 Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-9 Class 2-A1 The Bank of New York                  1           6
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit & Trust Co.       1          31
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Northern Trust Company                1          32
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         SSB - Custodian                       1          23
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-9 Class 2-A2 Chase Manhattan Bank/Broker & Dealer  1         100
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-9 Class 2-A3 Bankers Trust Company                 1          43
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank/Broker & Dealer  1          57
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-9 Class 2-A4 Smith Barney Inc.                     1          99
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-9 Class 2-A5 Smith Barney Inc.                     1         100
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-9 Class 2-A6 The Bank of New York                  1          26
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Mercantile Bank of St. Louis, N.A.    1           5
                         P.O. Box 387
                         St. Louis, MO  63166-0387

                         Smith Barney Inc.                     1          69
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-9 Class 2-A7 The Bank of New York                  1          23
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1          18
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Credit Suisse First Boston            1          59
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-9 Class 2-A8 Chase Manhattan Bank/Broker & Dealer  1         100
                         Clearance Department
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-9 Class 2-A9 Chase Manhattan Bank/Broker & Dealer  1          55
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

                         Smith Barney Inc.                     1          44
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-9 Class 2-A10 Chase Manhattan Bank/Broker & Dealer 1         100
                         Clearance Department
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-9 Class 2-M  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-9 Class 2-B1 The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-9 Class 2-B2 Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-9 Class R    PaineWebber Incorporated              1         100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1997-9 Class RL   PaineWebber Incorporated              1         100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1997-10 Class A1  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-10 Class A2  Chase Manhattan Bank                  1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-10 Class A3  The Bank of New York                  1          66
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1          34
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-10 Class A4  Boston Safe Deposit & Trust Co.       1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1997-10 Class A5  The Bank of New York                  1          10
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank/Salomon          1          90
                         4 New York Plaza
                         21st Floor
                         New York, NY  10004

Series 1997-10 Class A6  Investors Bank & Trust/M.F. Custody   1         100
                         200 Clarendon Street
                         15th Floor, Hancock Tower
                         Boston, MA  02116

Series 1997-10 Class R   Salomon Brothers, Inc.                1         100
                         8800 Hidden River Parkway
                         Tampa, FL  33637

Series 1997-10 Class M   Chase Manhattan Bank                  1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-10 Class B1  Boston Safe Deposit & Trust Co.       1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-10 Class B2  Chase Manhattan Bank                  1          68
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         SSB - Custodian                       1          32
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-11 Class A1  Bankers Trust Company                 1          57
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                  1          17
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Compass Bank                          1          17
                         701 South 20th Street 11th Floor
                         Birmingham, AL 35233

Series 1997-11 Class A2  Morgan Stanley & Co., Incorporated    1         100
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

Series 1997-11 Class A3  The Bank of New York                  1           5
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1           5
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Morgan Stanley & Co., Incorporated    1          21
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

                         Smith Barney Inc.                     1          15
                         333 W. 34th Street
                         New York, NY  10001

                         Dean Witter Reynolds, Inc.            1          53
                         5690 West Cypress Street
                         Tampa, FL  33607

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-11 Class A4  Morgan Stanley & Co., Incorporated    1         100
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

Series 1997-11 Class A5  Bankers Trust Company                 1          50
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Morgan Stanley & Co., Incorporated    1          50
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

Series 1997-11 Class M   Chase Manhattan Bank                  1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-11 Class B1  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-11 Class B2  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-11 Class R   Morgan Stanley & Co.                  1         100
                         One Pierrpont Plaza
                         Brooklyn, NY  11201

Series 1997-12 Class A1  Bankers Trust Company                 1          77
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank/Chemical         1          19
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-12 Class A2  The Bank of New York                  1          55
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Nationsbanc Montgomery Securities LLC 1          45
                         200 North College Street
                         Charlotte, NC  28255

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-12 Class A3  The Bank of New York                  1          94
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank/Chemical         1           6
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-12 Class A4  Nationsbanc Montgomery Securities LLC 1         100
                         200 North College Street
                         Charlotte, NC  28255

Series 1997-12 Class A5  Nationsbanc Montgomery Securities LLC 1         100
                         200 North College Street
                         Charlotte, NC  28255

Series 1997-12 Class A6  Chase Manhattan Bank                  1          47
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Nationsbanc Montgomery Securities LLC 1          53
                         200 North College Street
                         Charlotte, NC  28255

Series 1997-12 Class M   Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-12 Class B1  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-12 Class B2  Bankers Trust Company                 1         100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1997-12 Class R   First Union                           1         100
                         301 S. College Street
                         1 First Union Center, DC4
                         Charlotte, NC  28288-0601

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-13 Class A1  Boston Safe Deposit & Trust Co.       1          11
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Compass Bank                          1          18
                         701 South 20th Street - 11th Floor
                         Birmingham, AL 35233

                         Credit Suisse First Boston            1          71
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-13 Class A2  Credit Suisse First Boston            1         100
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-13 Class A3  Bankers Trust Company                 1          26
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Bank of America Personal Trust        1          10
                         Proxy Unit #38432
                         555 S. Flower Street, Level C
                         Los Angeles, CA 90071

                         Northern Trust Company                1          23
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         SSB - Custodian                       1          27
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-13 Class R   Credit Suisse First Boston            1         100
                         Corporation
                         5 World Trade Center
                         New York, NY  10048

Series 1997-13 Class M   Credit Suisse First Boston            1         100
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-13 Class B1  Credit Suisse First Boston            1         100
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-13 Class B2  Credit Suisse First Boston            1         100
                         Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-HE1 Class A1 LBI-Lehman Government Securities Inc. 1          71
                         200 Vesy Street
                         New York, NY  10285

                         Smith Barney Inc.                     1          26
                         333 W. 34th Street
                         New York, NY  10001

Series 1997-HE1 Class A2 Chase Manhattan Bank                  1          28
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Marine/Treasury Investments           1          45
                         140 Broadway - Level A
                         New York, NY  10015

                         Fifth Third Bank                      1          27
                         38 Fountain Square Plaza
                         Cincinnati, OH  45263

Series 1997-HE1 Class A3 Bankers Trust Company                 1          83
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                  1          17
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-HE1 Class A4 Bankers Trust Company                 1          15
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Boston Safe Deposit & Trust Co.       1          71
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         PNC Bank, National Association        1          11
                         1835 Market Street
                         11 Penn Center, 15th Floor
                         Philadelphia, PA  19103

Series 1997-HE1 Class A5 The Bank of New York                  1         100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1997-HE1 Class R1 PaineWebber Incorporated              1         100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1997-HE1 Class R2 PaineWebber Incorporated              1         100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1997-HE1 Class M  Commerce Bank of Kansas City, N.A.    1          45
                         Investment Management Group
                         922 Walnut Street
                         Kansas City, MO  64106

                         Salomon Brothers Inc.                 1           9
                         8800 Hidden River Parkway
                         Tampa, FL  33637

                         SSB - Custodian                       1          46
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE1 Class B1 SSB - Custodian                       1         100
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE1 Class B2 Boston Safe Deposit & Trust Co.       1         100
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-HE2 Class A1 Chase Manhattan Bank                  1          48
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Chase Manhattan Bank/Chemical         1          50
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-HE2 Class A2 The Bank of New York                  1          12
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         The Bank of New York/Barclays         1          62
                         De Zoete Webb Securities
                         One Wall Street, 4th Floor
                         New York, NY  10286

                         Chase Manhattan Bank                  1          26
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-HE2 Class A3 Bankers Trust Company                 1          22
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank/Chemical         1          18
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Merrill, Lynch, Pierce, Fenner &      1           7
                         Smith Safekeeping
                         4 Corporate Place
                         Corporate Park 287
                         Piscataway, NJ  08855

                         Norwest Bank Minnesota, N.A.          1          11
                         733 Marquette Avenue
                         Minneapolis, MN  55479

                         SSB - Custodian                       1           8
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         UMB Bank, N.A.                        1          27
                         P.O. Box 419260
                         Kansas City, MO  44141-6260

Series 1997-HE2 Class A4 The Bank of New York                  1           9
                         925 Patterson Plank Road
                         Secaucus, NJ  07094


                         Bank of America Personal Trust        1           5
                         Proxy Unit #38432
                         555 S. Flower Street, Level C
                         Los Angeles, CA 90071

                         Chase Manhattan Bank                  1           5
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Citibank, N.A.                        1          10
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Comerica Bank                         1          43
                         Cap. Chg./Proxy 7CBB/MC 3530
                         Detroit, MI  48275-3530

Series 1997-HE2 Class A5 Bankers Trust Company                 1          50
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                  1          36
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Mercantile Bank of St. Louis,         1           7
                         N.A. - Bond
                         P.O. Box 349
                         St. Louis, MO  63166

                         SSB - Custodian                       1           7
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE2 Class A6 Citibank, N.A.                        1          98
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-HE2 Class A7 Bankers Trust Company                 1          20
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Firstar Trust Company                 1          11
                         777 E. Wisconsin Avenue
                         Milwaukee, WI  53202

                         Norwest Bank Minnesota, N.A.          1          47
                         733 Marquette Avenue
                         Minneapolis, MN  55479

                         SSB - Custodian                       1          22
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE2 Class R1 PaineWebber Incorporated              1         100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1997-HE2 Class R2 PaineWebber Incorporated              1         100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1997-HE2 Class M  Firstar Trust Company                 1         100
                         777 E. Wisconsin Avenue
                         Milwaukee, WI  53202

Series 1997-HE2 Class B1 Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1997-HE2 Class B2 Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1997-HE3 Class A1 The Bank of New York                  1          32
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Investors Bank & Trust/M.F. Custody   1          13
                         200 Clarendon Street
                         15th Floor, Hancock Tower
                         Boston, MA  02116

                         Northern Trust Company                1           6
                         801 S. Canal C-IN
                         Chicago, IL  60607

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         SSB - Custodian                       1          44
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE3 Class A2 Chase Manhattan Bank/Chemical         1         100
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-HE3 Class A3 The Bank of New York                  1          47
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                 1           9
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit & Trust Co.       1           5
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Citibank, N.A.                        1          13
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         SSB - Custodian                       1          11
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

                         Union Bank of California, N.A.        1          10
                         Safekeeping Department
                         475 Sansome Street, 11th Floor
                         San Francisco, CA 94145

Series 1997-HE3 Class A4 Chase Manhattan Bank/Chemical         1          87
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

Series 1997-HE3 Class A5 Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-HE3 Class A6 The Bank of New York                  1          21
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank/Chemical         1          38
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         SSB - Custodian                       1          38
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE3 Class R1 Ailesbury Finance LLC                 1         100
                         250 Australian Avenue South, Suite 600
                         West Palm Beach, FL  33401

Series 1997-HE3 Class R2 Ailesbury Finance LLC                 1         100
                         250 Australian Avenue South, Suite 600
                         West Palm Beach, FL  33401

Series 1997-HE3 Class M  Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1997-HE3 Class B1 Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1997-HE3 Class B2 Citibank, N.A.                        1         100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1997-HE4 Class A1 Bankers Trust Company                 1          12
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit & Trust Co.       1           8
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Citibank, N.A.                        1           5
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Northern Trust Company                1          59
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         SSB - Custodian                       1          16
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE4 Class A2 PNC Bank, N.A./Pittsburgh             1         100
                         One PNC Plaza, 9th Floor
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

Series 1997-HE4 Class A3 PNC Bank, N.A./Pittsburgh             1         100
                         One PNC Plaza, 9th Floor
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

Series 1997-HE4 Class A4 PNC Bank, N.A./Pittsburgh             1         100
                         One PNC Plaza, 9th Floor
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707


Series 1997-HE4 Class A5 The Bank of New York                  1          37
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bank of America Personal Trust        1          12
                         Proxy Unit #38432
                         555 S. Flower Street, Level C
                         Los Angeles, CA 90071

                         Chase Manhattan Bank                  1          22
                         4 New York Plaza
                         13th Floor
                         New York, NY  10004

                         Citibank, N.A.                        1          15
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1997-HE4 Class A6 Bank One Trust Company, N.A.          1          21
                         235 W. Schrock Road
                         Brooksedge Village
                         Westerville, OH  43081

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

                         Prudential Securities Incorporated    1          79
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1997-HE4 Class A7 Bankers Trust Company                 1          27
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Morgan Stanley Trust Company          1          20
                         Investor Communications Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Northern Trust Company                1          26
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         SSB - Custodian                       1          25
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE4 Class R1 Prudential Securities Incorporated    1         100
                         100 Gold Street
                         New York, NY  10292

Series 1997-HE4 Class R2 Prudential Securities Incorporated    1         100
                         100 Gold Street
                         New York, NY  10292

Series 1997-HE4 Class M  Commerce Bank of Kansas City, N.A.    1          46
                         Investment Management Group
                         922 Walnut Street
                         Kansas City, MO  64106

                         SSB - Custodian                       1          54
                         Global Corp. Action Dept. JAB5W
                         P.P. Box 1631
                         Boston, MA  02105-1631

Series 1997-HE4 Class B1 Prudential Securities Incorporated    1         100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                                                         Number of   Percent of
                         Name and Address              Certificates Certificates
      Series                 of Holder                     Held         Held
      ------                 ---------                     ----         ----

Series 1997-HE4 Class B2 Prudential Securities Incorporated    1         100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

(b) Pursuant to the Exemptive Order, the Company is not required to provide this information.

(c) Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

 (a) 99.1 Servicer's Annual Statement as to Compliance for the Series 1997-1 Certificates dated March 25, 1998.
     99.2 Servicer's Annual Statement as to Compliance for the Series 1997-2 Certificates dated March 25, 1998.
     99.3 Servicer's Annual Statement as to Compliance for the Series 1997-3 Certificates dated March 25, 1998.
     99.4 Servicer's Annual Statement as to Compliance for the Series 1997-4 Certificates dated March 25, 1998.
     99.5 Servicer's Annual Statement as to Compliance for the Series 1997-5 Certificates dated March 25, 1998.
     99.6 Servicer's Annual Statement as to Compliance for the Series 1997-6 Certificates dated March 25, 1998.
     99.7 Servicer's Annual Statement as to Compliance for the Series 1997-7 Certificates dated March 25, 1998.
     99.8 Servicer's Annual Statement as to Compliance for the Series 1997-8 Certificates dated March 25, 1998.
     99.9 Servicer's Annual Statement as to Compliance for the Series 1997-9 Certificates dated March 25, 1998.
     99.10Servicer's  Annual  Statement as to Compliance  for the Series 1997-10
          Certificates dated March 25, 1998.
     99.11Servicer's  Annual  Statement as to Compliance for the Series 1997-HE1
          Certificates dated March 25, 1998.
     99.12Servicer's  Annual  Statement as to Compliance for the Series 1997-HE2
          Certificates dated March 25, 1998.
     99.13Servicer's  Annual  Statement as to Compliance for the Series 1997-HE3
          Certificates dated March 25, 1998.
     99.14Report dated February 17, 1998 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1997 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, other than home equity mortgage loans, for which Registrant is primary servicer).

     99.15Report dated February 17, 1998 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1997 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which Registrant is primary servicer).
     99.16Report dated February 17, 1998 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1997 (relating to the portion of mortgage loans in RegistrantOs Servicing Portfolio, as defined in Item 8, for which Registrant is master servicer).

(b) Pursuant to the Exemptive Order, the Company is not required to provide this information.

(c) Pursuant to the Exemptive Order, the Company is not required to provide this information.

(d) Pursuant to the Exemptive Order, the Company is not required to provide this information.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act
--------------------------------------------------------------------------------

No annual report to security holders covering the Registrant's last fiscal year or proxy statement, form of proxy or other proxy solicitation material has been sent to holders of Certificates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                     GE CAPITAL MORTGAGE SERVICES, INC.


                                     By: /s/   Walter P. Buczynski
                                     -------------------------------------------
                                              Walter P. Buczynski
                                              Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                        Date
         ---------                    -----                        ----

/s/ Jenne K. Britell               Director                      March 27, 1998
-----------------------------
Jenne K. Britell

/s/ Thomas H. Mann                 Director (Principal           March 27, 1998
-----------------------------      Executive Officer)
Thomas H. Mann

/s/ Glen Messina                   Director (Principal           March 27, 1998
-----------------------------      Financial and Accounting
Glen Messina                       Officer)

/s/ Gerhard A. Miller              Director                      March 27, 1998
-----------------------------
Gerhard A. Miller

/s/ JoAnn B. Rabitz                Director                      March 27, 1998
-----------------------------
JoAnn B. Rabitz

/s/ Theodore F. Weiland            Director                      March 27, 1998
-----------------------------
Theodore F. Weiland

                                  EXHIBIT INDEX

Exhibit No.                    Description                           Page No.
-----------                    -----------                           --------

  99.1    Servicer's Annual Statement as to Compliance for the           59
          Series 1997-1 Certificates dated March 25, 1998.

  99.2    Servicer's Annual Statement as to Compliance for the           61
          Series 1997-2 Certificates dated March 25, 1998.

  99.3    Servicer's Annual Statement as to Compliance for the           63
          Series 1997-3 Certificates dated March 25, 1998.

  99.4    Servicer's Annual Statement as to Compliance for the           65
          Series1997-4 Certificates dated March 25, 1998.

  99.5    Servicer's Annual Statement as to Compliance for the           67
          Series 1997-5 Certificates dated March 25, 1998.

  99.6    Servicer's Annual Statement as to Compliance for the           69
          Series 1997-6 Certificates dated March 25, 1998.

  99.7    Servicer's Annual Statement as to Compliance for the           71
          Series 1997-7 Certificates dated March 25, 1998.

  99.8    Servicer's Annual Statement as to Compliance for the           73
          Series 1997-8 Certificates dated March 25, 1998.

  99.9    Servicer's Annual Statement as to Compliance for the           75
          Series 1997-9 Certificates dated March 25, 1998.

  99.10   Servicer's Annual Statement as to Compliance for the           77
          Series 1997-10 Certificates dated March 25, 1998.

  99.11   Servicer's Annual Statement as to Compliance for the           79
          Series 1997-HE1 Certificates dated March 25, 1998.

  99.12   Servicer's Annual Statement as to Compliance for the           81
          Series1997-HE2 Certificates dated March 25, 1998.

  99.13   Servicer's Annual Statement as to Compliance for the           83
          Series 1997-HE3 Certificates dated March 25, 1998.

  99.14   Report dated February 17, 1998 prepared by the Servicer's      85
          independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1997 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, other than home equity mortgage loans, for which Registrant is primary servicer).

  99.15   Report dated February 17, 1998 prepared by the Servicer's      87
          independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1997 (relating to the Registrant's Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which Registrant is primary servicer).

  99.16   Report dated February 17, 1998 prepared by the Servicer's      89
          independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1997 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, for which Registrant is master servicer).