Form 10-K
period 1998-12-31
GE CAPITAL MORTGAGE SERVICES INC
filed 1999-03-30
CIK 792428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")

                   For the fiscal year ended December 31, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 100 shares of common stock, par value $2,000.00 per share, outstanding as of March 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:
              THE REGISTRANT'S CURRENT REPORTS ON FORM 8-K REFERRED
                    TO IN RESPONSE TO PART I, ITEM 2 HEREOF.

                       GE CAPITAL MORTGAGE SERVICES, INC.
                                TABLE OF CONTENTS
                                                                          Page
PART I
         Item 1.           Business                                          3

         Item 2.           Properties                                        3

         Item 3.           Legal Proceedings                                 3

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                           3

PART II
         Item 5.           Market for Registrant's Common Equity and
                           Related Stockholder Matters                       3

         Item 6.           Selected Financial Data                          14

         Item 7.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    15

         Item 7A.          Quantitative and Qualitative Disclosures About
                           Market Risk                                      15

         Item 8.           Financial Statements and Supplementary Data      15

         Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure           15

PART III
         Item 10.          Directors and Executive Officers of the
                           Registrant                                       15

         Item 11.          Executive Compensation                           15

         Item 12.          Security Ownership of Certain Beneficial
                           Owners and Management                            15

         Item 13.          Certain Relationships and Related Transactions   98

PART IV
         Item 14.          Exhibits, Financial Statement Schedules, and
                           Reports on Form 8-K                              98

         Supplemental Information                                          100

         SIGNATURES                                                        101

         INDEX TO EXHIBITS                                                 102

This Form 10-K of GE Capital Mortgage Services, Inc. (the "Company") includes the information required to be set forth herein pursuant to the Amended Application for Exemptive Order dated December 1, 1986 (the "Exemptive Order"), filed by the Company (formerly Travelers Mortgage Services, Inc.), which Exemptive Order was granted by the Securities and Exchange Commission on January 15, 1987.

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

Pursuant to the Exemptive Order, the Company is not required to provide any other information under Item 1.

Item 2.           Properties
-------           ----------

The information set forth in the Current Reports on Form 8-K dated January 26, 1998, February 25, 1998, March 25, 1998, April 27, 1998, May 25, 1998, June 25,
1998,  July 27, 1998,  August 25, 1998,  September  25, 1998,  October 26, 1998,
November 25, 1998 and December 28, 1998 is incorporated herein by reference. See also the Servicer's Annual Statements as to Compliance that are filed as Exhibits 99.1 through 99.26 under Part IV, Item 14(a) hereof.

Item 3.           Legal Proceedings
-------           -----------------

None.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

None.

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
-------           Matters
                  -------------------------------------------------------------

There is no established public trading market for the Company's publicly issued Multi-Class Pass-Through Certificates (the "Certificates").

As of December 31, 1998, the number of holders of record of Certificates was as follows:

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-1 Class A1                          2
               Series 1998-1 Class A2                          3
               Series 1998-1 Class A3                         10
               Series 1998-1 Class R                           1
               Series 1998-1 Class M                           1
               Series 1998-1 Class B1                          1
               Series 1998-1 Class B2                          1
               Series 1998-2 Class A1                          1
               Series 1998-2 Class A2                          1
               Series 1998-2 Class-A3                          2
               Series 1998-2 Class A4                         13
               Series 1998-2 Class-A5                          8
               Series 1998-2 Class A6                          4
               Series 1998-2 Class A7                          9
               Series 1998-2 Class A8                          1
               Series 1998-2 Class A9                          1
               Series 1998-2 Class A10                         3
               Series 1998-2 Class A11                         1
               Series 1998-2 Class A12                        10
               Series 1998-2 Class R                           1
               Series 1998-2 Class M                           1
               Series 1998-2 Class B1                          1
               Series 1998-2 Class B2                          2
               Series 1998-3 Class A1                          5
               Series 1998-3 Class A2                          3
               Series 1998-3 Class A3                          1
               Series 1998-3 Class A4                          4
               Series 1998-3 Class A5                          2
               Series 1998-3 Class A6                          1
               Series 1998-3 Class A7                          5
               Series 1998-3 Class A8                          1
               Series 1998-3 Class A9                          0
               Series 1998-3 Class A10                        28
               Series 1998-3 Class R                           1
               Series 1998-3 Class RL                          1
               Series 1998-3 Class M                           1
               Series 1998-3 Class B1                          4
               Series 1998-3 Class B2                          1
               Series 1998-4 Class A1                          2
               Series 1998-4 Class A2                          1
               Series 1998-4 Class A3                          1
               Series 1998-4 Class A4                          1
               Series 1998-4 Class A5                          2

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-4 Class A6                          2
               Series 1998-4 Class A7                          1
               Series 1998-4 Class A8                          2
               Series 1998-4 Class R                           1
               Series 1998-4 Class M                           1
               Series 1998-4 Class B1                          1
               Series 1998-4 Class B2                          1
               Series 1998-5 Class A1                          1
               Series 1998-5 Class A2                          9
               Series 1998-5 Class A3                          6
               Series 1998-5 Class A4                          1
               Series 1998-5 Class R                           1
               Series 1998-5 Class M                           1
               Series 1998-5 Class B1                          1
               Series 1998-5 Class B2                          1
               Series 1998-6 Class 1-A1                        2
               Series 1998-6 Class 1-A2                        1
               Series 1998-6 Class 1-A3                        1
               Series 1998-6 Class 1-A4                        1
               Series 1998-6 Class 1-A5                        1
               Series 1998-6 Class 1-A6                       11
               Series 1998-6 Class 1-M                         1
               Series 1998-6 Class 1-B1                        1
               Series 1998-6 Class 1-B2                        1
               Series 1998-6 Class 2-A1                        0
               Series 1998-6 Class 2-A2                        4
               Series 1998-6 Class 2-A3                        2
               Series 1998-6 Class 2-A4                        1
               Series 1998-6 Class 2-A5                        4
               Series 1998-6 Class 2-A6                        2
               Series 1998-6 Class 2-A7                        1
               Series 1998-6 Class 2-A8                        1
               Series 1998-6 Class R                           1
               Series 1998-6 Class 2-M                         1
               Series 1998-6 Class 2-B1                        1
               Series 1998-6 Class 2-B2                        1
               Series 1998-7 Class A                           5
               Series 1998-7 Class R                           1
               Series 1998-7 Class M                           1
               Series 1998-7 Class B1                          1
               Series 1998-7 Class B2                          1
               Series 1998-8 Class 1-A1                        1
               Series 1998-8 Class 1-A2                        1
               Series 1998-8 Class 1-A3                        1
               Series 1998-8 Class 1-A4                        1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-8 Class 1-A5                        1
               Series 1998-8 Class 1-M                         1
               Series 1998-8 Class 1-B1                        1
               Series 1998-8 Class 1-B2                        1
               Series 1998-8 Class 1-R                         1
               Series 1998-8 Class 2-A1                        2
               Series 1998-8 Class 2-A2                        8
               Series 1998-8 Class 2-A3                        4
               Series 1998-8 Class 2-A4                        2
               Series 1998-8 Class 2-A5                        6
               Series 1998-8 Class 2-A6                        4
               Series 1998-8 Class 2-A7                        3
               Series 1998-8 Class 2-A8                        3
               Series 1998-8 Class 2-A9                        2
               Series 1998-8 Class 2-A10                       1
               Series 1998-8 Class 2-A11                       5
               Series 1998-8 Class 2-A12                       7
               Series 1998-8 Class 2-A13                       1
               Series 1998-8 Class 2-A14                       1
               Series 1998-8 Class 2-R                         1
               Series 1998-8 Class 2-M                         1
               Series 1998-8 Class 2-B1                        1
               Series 1998-8 Class 2-B2                        1
               Series 1998-9 Class A1                          2
               Series 1998-9 Class A2                          2
               Series 1998-9 Class A3                          7
               Series 1998-9 Class A4                          1
               Series 1998-9 Class A5                          0
               Series 1998-9 Class A6                          1
               Series 1998-9 Class A7                          1
               Series 1998-9 Class A8                          2
               Series 1998-9 Class A9                          1
               Series 1998-9 Class A10                         1
               Series 1998-9 Class A11                         3
               Series 1998-9 Class A12                         1
               Series 1998-9 Class A13                         2
               Series 1998-9 Class A14                         3
               Series 1998-9 Class A15                        10
               Series 1998-9 Class A16                         1
               Series 1998-9 Class A17                         1
               Series 1998-9 Class A18                         1
               Series 1998-9 Class A19                         1
               Series 1998-9 Class M                           1
               Series 1998-9 Class B1                          1
               Series 1998-9 Class B2                          1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-9 Class R                           1
               Series 1998-9 Class RL                          1
               Series 1998-10 Class 1-A1                      10
               Series 1998-10 Class 1-A2                       3
               Series 1998-10 Class 1-A3                       1
               Series 1998-10 Class 1-A4                       1
               Series 1998-10 Class 1-A5                       7
               Series 1998-10 Class 1-A6                       0
               Series 1998-10 Class 1-A7                       1
               Series 1998-10 Class 1-A8                       5
               Series 1998-10 Class 1-A9                       2
               Series 1998-10 Class 1-A10                      8
               Series 1998-10 Class 1-R                        1
               Series 1998-10 Class 1-RL                       1
               Series 1998-10 Class 1-M                        1
               Series 1998-10 Class 1-B1                       1
               Series 1998-10 Class 1-B2                       1
               Series 1998-10 Class 2-A1                       3
               Series 1998-10 Class 2-A2                       1
               Series 1998-10 Class 2-A3                       4
               Series 1998-10 Class 2-A4                       0
               Series 1998-10 Class 2-A5                       0
               Series 1998-10 Class 2-A6                       1
               Series 1998-10 Class 2-A7                       1
               Series 1998-10 Class 2-M                        1
               Series 1998-10 Class 2-B1                       1
               Series 1998-10 Class 2-B2                       1
               Series 1998-10 Class 2-R                        1
               Series 1998-11 Class 1-A1                       2
               Series 1998-11 Class 1-A2                       1
               Series 1998-11 Class 1-A3                       2
               Series 1998-11 Class 1-A4                       4
               Series 1998-11 Class 1-A5                       2
               Series 1998-11 Class 1-A6                       1
               Series 1998-11 Class 1-A7                      12
               Series 1998-11 Class 1-A8                       1
               Series 1998-11 Class 1-A9                       1
               Series 1998-11 Class 1-A10                      1
               Series 1998-11 Class 1-A11                      9
               Series 1998-11 Class 1-A12                      1
               Series 1998-11 Class 1-A13                      4
               Series 1998-11 Class 1-A14                      0
               Series 1998-11 Class 1-A15                      1
               Series 1998-11 Class 1-A16                      5
               Series 1998-11 Class 1-A17                      2

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-11 Class 1-M                        2
               Series 1998-11 Class 1-B1                       1
               Series 1998-11 Class 1-B2                       1
               Series 1998-11 Class 1-R                        1
               Series 1998-11 Class 2-A1                       1
               Series 1998-11 Class 2-A2                       9
               Series 1998-11 Class 2-A3                       0
               Series 1998-11 Class 2-A4                       3
               Series 1998-11 Class 2-A5                       5
               Series 1998-11 Class 2-A6                       1
               Series 1998-11 Class 2-A7                       0
               Series 1998-11 Class 2-A8                       5
               Series 1998-11 Class 2-A9                       7
               Series 1998-11 Class 2-A10                      1
               Series 1998-11 Class 2-A11                      6
               Series 1998-11 Class 2-A12                      1
               Series 1998-11 Class 2-A13                      1
               Series 1998-11 Class 2-A14                      2
               Series 1998-11 Class 2-A15                      2
               Series 1998-11 Class 2-A16                      1
               Series 1998-11 Class 2-M                        1
               Series 1998-11 Class 2-B1                       1
               Series 1998-11 Class 2-B2                       1
               Series 1998-11 Class 2-R                        1
               Series 1998-11 Class 2-RL                       1
               Series 1998-11 Class 3-A                        2
               Series 1998-11 Class 3-M                        1
               Series 1998-11 Class 3-B1                       1
               Series 1998-11 Class 3-B2                       1
               Series 1998-11 Class 3-R                        1
               Series 1998-12 Class 1-A1                      16
               Series 1998-12 Class 1-A2                       1
               Series 1998-12 Class 1-A3                       2
               Series 1998-12 Class 1-A4                       4
               Series 1998-12 Class 1-A5                       1
               Series 1998-12 Class 1-A6                       1
               Series 1998-12 Class 1-A7                       4
               Series 1998-12 Class 1-A8                       3
               Series 1998-12 Class 1-A9                       1
               Series 1998-12 Class 1-A10                      0
               Series 1998-12 Class 1-A11                      2
               Series 1998-12 Class 1-A12                      1
               Series 1998-12 Class 1-A13                      1
               Series 1998-12 Class 1-A14                      4
               Series 1998-12 Class 1-M                        1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-12 Class 1-B1                       1
               Series 1998-12 Class 1-B2                       1
               Series 1998-12 Class 1-R                        1
               Series 1998-12 Class 1-RL                       1
               Series 1998-12 Class 2-A1                      11
               Series 1998-12 Class 2-A2                       1
               Series 1998-12 Class 2-A3                       1
               Series 1998-12 Class 2-A4                       1
               Series 1998-12 Class 2-A5                       1
               Series 1998-12 Class 2-A6                       1
               Series 1998-12 Class 2-A7                       0
               Series 1998-12 Class 2-A8                       1
               Series 1998-12 Class 2-A9                       4
               Series 1998-12 Class 2-M                        1
               Series 1998-12 Class 2-R                        1
               Series 1998-12 Class 2-RL                       1
               Series 1998-12 Class 2-B1                       1
               Series 1998-12 Class 2-B2                       1
               Series 1998-12 Class 3-A1                       1
               Series 1998-12 Class 3-A2                       1
               Series 1998-12 Class 3-A3                       1
               Series 1998-12 Class 3-A4                       4
               Series 1998-12 Class 3-R                        1
               Series 1998-12 Class 3-M                        1
               Series 1998-12 Class 3-B1                       1
               Series 1998-12 Class 3-B2                       1
               Series 1998-12 Class 4-A1                       2
               Series 1998-12 Class 4-A2                       1
               Series 1998-12 Class 4-A3                       1
               Series 1998-12 Class 4-A4                       1
               Series 1998-12 Class 4-A5                       1
               Series 1998-12 Class 4-A6                       1
               Series 1998-12 Class 4-A7                       2
               Series 1998-12 Class 4-A8                       2
               Series 1998-12 Class 4-A9                       4
               Series 1998-12 Class 4-A10                      2
               Series 1998-12 Class 4-A11                      4
               Series 1998-12 Class 4-A12                      2
               Series 1998-12 Class 4-A13                      1
               Series 1998-12 Class 4-M                        1
               Series 1998-12 Class 4-B1                       1
               Series 1998-12 Class 4-B2                       1
               Series 1998-12 Class 4-R                        1
               Series 1998-13 Class A1                         2
               Series 1998-13 Class A2                         1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-13 Class A3                         3
               Series 1998-13 Class A4                         1
               Series 1998-13 Class A5                         1
               Series 1998-13 Class A6                        10
               Series 1998-13 Class A7                         1
               Series 1998-13 Class A8                         1
               Series 1998-13 Class A9                         1
               Series 1998-13 Class A10                        2
               Series 1998-13 Class A11                        1
               Series 1998-13 Class A12                        5
               Series 1998-13 Class A13                        4
               Series 1998-13 Class A14                        2
               Series 1998-13 Class A15                        2
               Series 1998-13 Class A16                        2
               Series 1998-13 Class A17                        1
               Series 1998-13 Class A18                        4
               Series 1998-13 Class A19                        0
               Series 1998-13 Class A20                        1
               Series 1998-13 Class A21                        1
               Series 1998-13 Class A22                        1
               Series 1998-13 Class A23                        1
               Series 1998-13 Class A24                        2
               Series 1998-13 Class A25                        1
               Series 1998-13 Class A26                        1
               Series 1998-13 Class R                          1
               Series 1998-13 Class RL                         1
               Series 1998-13 Class M                          2
               Series 1998-13 Class B1                         1
               Series 1998-13 Class B2                         1
               Series 1998-14 Class A1                         7
               Series 1998-14 Class A2                         3
               Series 1998-14 Class A3                         1
               Series 1998-14 Class A4                         3
               Series 1998-14 Class A5                         2
               Series 1998-14 Class A6                         2
               Series 1998-14 Class A7                         1
               Series 1998-14 Class A8                         1
               Series 1998-14 Class A9                         1
               Series 1998-14 Class A10                        1
               Series 1998-14 Class A11                        1
               Series 1998-14 Class A12                        1
               Series 1998-14 Class R                          1
               Series 1998-14 Class RL                         1
               Series 1998-14 Class M                          1
               Series 1998-14 Class B1                         1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-14 Class B2                         1
               Series 1998-15 Class A1                         3
               Series 1998-15 Class A2                         1
               Series 1998-15 Class A3                         2
               Series 1998-15 Class A4                         1
               Series 1998-15 Class A5                         1
               Series 1998-15 Class A6                         1
               Series 1998-15 Class A7                         1
               Series 1998-15 Class A8                         2
               Series 1998-15 Class A9                         2
               Series 1998-15 Class A10                        1
               Series 1998-15 Class A11                        3
               Series 1998-15 Class R                          1
               Series 1998-15 Class M                          1
               Series 1998-15 Class B1                         3
               Series 1998-15 Class B2                         1
               Series 1998-16 Class A1                         2
               Series 1998-16 Class A2                         1
               Series 1998-16 Class A3                         4
               Series 1998-16 Class A4                         1
               Series 1998-16 Class A5                         1
               Series 1998-16 Class A6                         2
               Series 1998-16 Class R                          1
               Series 1998-16 Class RL                         1
               Series 1998-16 Class M                          1
               Series 1998-16 Class B1                         1
               Series 1998-16 Class B2                         1
               Series 1998-17 Class A1                         2
               Series 1998-17 Class A2                         2
               Series 1998-17 Class A3                         5
               Series 1998-17 Class A4                         1
               Series 1998-17 Class A5                         2
               Series 1998-17 Class A6                         2
               Series 1998-17 Class A7                         5
               Series 1998-17 Class A8                         1
               Series 1998-17 Class A9                         1
               Series 1998-17 Class A10                        4
               Series 1998-17 Class A11                        1
               Series 1998-17 Class A12                       22
               Series 1998-17 Class A13                       16
               Series 1998-17 Class R                          1
               Series 1998-17 Class RL                         1
               Series 1998-17 Class M                          1
               Series 1998-17 Class B1                         1
               Series 1998-17 Class B2                         1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-18 Class A                          7
               Series 1998-18 Class R                          1
               Series 1998-18 Class M                          2
               Series 1998-18 Class B1                         1
               Series 1998-18 Class B2                         1
               Series 1998-19 Class A1                         1
               Series 1998-19 Class A2                         1
               Series 1998-19 Class A3                        20
               Series 1998-19 Class A4                         2
               Series 1998-19 Class A5                         3
               Series 1998-19 Class A6                         3
               Series 1998-19 Class A7                         1
               Series 1998-19 Class A8                         1
               Series 1998-19 Class A9                         2
               Series 1998-19 Class A10                        1
               Series 1998-19 Class A11                        4
               Series 1998-19 Class A12                        5
               Series 1998-19 Class R                          1
               Series 1998-19 Class M                          1
               Series 1998-19 Class B1                         1
               Series 1998-19 Class B2                         1
               Series 1998-20 Class A1                         3
               Series 1998-20 Class A2                         4
               Series 1998-20 Class A3                        14
               Series 1998-20 Class A4                         1
               Series 1998-20 Class A5                         2
               Series 1998-20 Class R                          1
               Series 1998-20 Class M                          1
               Series 1998-20 Class B1                         1
               Series 1998-20 Class B2                         1
               Series 1998-21 Class A1                         5
               Series 1998-21 Class A2                         9
               Series 1998-21 Class A3                         2
               Series 1998-21 Class A4                         3
               Series 1998-21 Class A5                        10
               Series 1998-21 Class A6                         1
               Series 1998-21 Class A7                         3
               Series 1998-21 Class A8                        12
               Series 1998-21 Class A9                         1
               Series 1998-21 Class A10                        0
               Series 1998-21 Class A11                        1
               Series 1998-21 Class A12                        2
               Series 1998-21 Class A13                        2
               Series 1998-21 Class R                          1
               Series 1998-21 Class M                          1

                       Mortgage Pool               Number of Holders of Record
                       -------------               ---------------------------
               Series 1998-21 Class B1                         1
               Series 1998-21 Class B2                         1
               Series 1998-22 Class A1                         3
               Series 1998-22 Class A2                         1
               Series 1998-22 Class R                          1
               Series 1998-22 Class M                          1
               Series 1998-22 Class B1                         1
               Series 1998-22 Class B2                         1
               Series 1998-23 Class A                          1
               Series 1998-23 Class R                          1
               Series 1998-23 Class M                          1
               Series 1998-23 Class B1                         1
               Series 1998-23 Class B2                         1
               Series 1998-24 Class A1                         2
               Series 1998-24 Class A2                         2
               Series 1998-24 Class A3                         3
               Series 1998-24 Class A4                         4
               Series 1998-24 Class A5                         5
               Series 1998-24 Class A6                         6
               Series 1998-24 Class A7                         2
               Series 1998-24 Class A8                         1
               Series 1998-24 Class A9                         5
               Series 1998-24 Class A10                        2
               Series 1998-24 Class R                          1
               Series 1998-24 Class M                          1
               Series 1998-24 Class B1                         1
               Series 1998-24 Class B2                         1
               Series 1998-25 Class A1                         1
               Series 1998-25 Class A2                         1
               Series 1998-25 Class A3                         5
               Series 1998-25 Class A4                         1
               Series 1998-25 Class A5                         3
               Series 1998-25 Class A6                         1
               Series 1998-25 Class A7                         1
               Series 1998-25 Class A8                         4
               Series 1998-25 Class A9                         2
               Series 1998-25 Class A10                        1
               Series 1998-25 Class A11                        1
               Series 1998-25 Class A12                       10
               Series 1998-25 Class A13                       11
               Series 1998-25 Class A14                        9
               Series 1998-25 Class A15                        1
               Series 1998-25 Class A16                        2
               Series 1998-25 Class A17                        1
               Series 1998-25 Class A18                        1

                      Mortgage Pool               Number of Holders of Record
                      -------------               ---------------------------
               Series 1998-25 Class A19                        1
               Series 1998-25 Class A20                        1
               Series 1998-25 Class A21                        1
               Series 1998-25 Class A22                        1
               Series 1998-25 Class R                          1
               Series 1998-25 Class M                          2
               Series 1998-25 Class B1                         1
               Series 1998-25 Class B2                         1
               Series 1998-26 Class A                          4
               Series 1998-26 Class R                          1
               Series 1998-26 Class M                          2
               Series 1998-26 Class B1                         1
               Series 1998-26 Class B2                         1
               Series 1998-HE1 Class A1                        5
               Series 1998-HE1 Class A2                        5
               Series 1998-HE1 Class A3                        5
               Series 1998-HE1 Class A4                        1
               Series 1998-HE1 Class A5                        4
               Series 1998-HE1 Class A6                        1
               Series 1998-HE1 Class A7                        1
               Series 1998-HE1 Class R1                        1
               Series 1998-HE1 Class R2                        1
               Series 1998-HE1 Class M                         1
               Series 1998-HE1 Class B1                        1
               Series 1998-HE1 Class B2                        1
               Series 1998-HE2 Class A1                        1
               Series 1998-HE2 Class A2                        2
               Series 1998-HE2 Class A3                        3
               Series 1998-HE2 Class A4                        1
               Series 1998-HE2 Class A5                        5
               Series 1998-HE2 Class A6                        2
               Series 1998-HE2 Class A7                        4
               Series 1998-HE2 Class R1                        1
               Series 1998-HE2 Class R2                        1
               Series 1998-HE2 Class M                         1
               Series 1998-HE2 Class B1                        2
               Series 1998-HE2 Class B2                        1

Pursuant to the Exemptive Order, the Company is not required to provide any other information under Item 5.

Item 6.           Selected Financial Data
-------           -----------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7.           Management's Discussion and Analysis of Financial Condition
-------           and Results of Operations
                  ------------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
--------          ----------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 8.           Financial Statements and Supplementary Data
-------           -------------------------------------------

See the Servicer's Annual Statements as to Compliance that are filed as Exhibits
99.1 through 99.26 under Part IV, Item 14(a) hereof; see also reports concerning the Registrant's servicing activities, dated February 8, 1999, prepared by the Registrant's independent certified public accountants, filed as Exhibit 99.27 (relating to the portion of the mortgage loans in the Registrant's Servicing Portfolio, as defined below, comprised of mortgage loans other than home equity mortgage loans for which Registrant is primary servicer), Exhibit 99.28 (relating to the home equity loan portion of the Registrant's Servicing Portfolio for which Registrant is primary servicer) and Exhibit 99.29 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio for which Registrant is master servicer) under Part IV, Item 14(a) hereof. Insofar as a portion of the mortgage loans covered by the report filed by the Company as
Exhibit 99.29 are also directly serviced by the Company, such mortgage loans are also covered by the report filed as Exhibit 99.27. "Registrant's Servicing Portfolio" includes, but is not limited to, mortgage loans in Series with respect to which this Annual Report on Form 10-K is filed.

Item 9.           Changes in and Disagreements with Accountants on Accounting
-------           and Financial Disclosure
                  ------------------------------------------------------------
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

(a) Set forth below is certain information with respect to each holder of record of more than five percent (5%) of the fractional undivided interests in a Mortgage Pool evidenced by a Class of a Series of Certificates publicly-offered during1998, as of December 31, 1998.

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-1 Class A1  Boston Safe Deposit and Trust Company     1           96
                        c/o Mellon Bank, N.A.
                        Three Mellon Bank Center, Room 153-3015
                        Pittsburgh, PA  15259

Series 1998-1 Class A2   Bankers Trust Company                    1           49
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                     1           50
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

Series 1998-1 Class A3   Bank of America Personal Trust           1           12
                         Proxy Unit #38432
                         555 S. Flower Street, Level C
                         Los Angeles, CA 90071

                         Boston Safe Deposit and Trust Company    1           17
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         The Northern Trust Company               1           31
                         801 S. Canal C-IN
                         Chicago, IL  60675

                         State Street Bank and Trust Company      1           26
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

Series 1998-1 Class R    Merrill Lynch Pierce Fenner & Smith, Inc.1          100
                         P.O. Box 12031
                         Newark, NJ  07101

Series 1998-1 Class M    State Street Bank and Trust Company      1          100
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-1 Class B1   Boston Safe Deposit and Trust Company    1          100
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Series 1998-1 Class B2   Boston Safe Deposit and Trust Company    1          100
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Series 1998-2 Class A1   Bankers Trust Company                    1          100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-2 Class A2   The Bank of New York                     1          100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1998-2 Class-A3   Merrill Lynch, Pierce Fenner & Smith -   1           97
                         Debt. Securities
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ 08855

Series 1998-2 Class A4   Salomon Smith Barney, Inc.               1           93
                         333 W. 34th Street
                         New York, NY  10001

Series 1998-2 Class-A5   The Bank of New York                     1            8
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                    1           12
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust Company   1            8
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                         Chase Manhattan Bank                    1            29
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

                         The Northern Trust Company              1            18
                         801 S. Canal C-IN
                         Chicago, IL  60675

                         State Street Bank and Trust Company     1            19
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

Series 1998-2 Class A6   The Bank of New York                    1             6
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                   1            30
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Merrill Lynch, Pierce Fenner & Smith -  1            31
                         Safekeeping
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ 08855

                         SSB - Trust Custody                     1            33
                         225 Franklin Street, M4
                         Boston, MA  02110

Series 1998-2 Class A7   A.G. Edwards & Sons, Inc.               1            94
                         1 North Jefferson
                         St. Louis, MO  63103

Series 1998-2 Class A8   Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-2 Class A9   The Bank of New York                    1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1998-2 Class A10  A.G. Edwards & Sons, Inc.               1           99
                         1 North Jefferson
                         St. Louis, MO  63103

Series 1998-2 Class A11  Chase Manhattan Bank                    1           100
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

Series 1998-2 Class A12  Bankers Trust Company                   1            42
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust Company   1            11
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Merrill Lynch, Pierce Fenner & Smith -  1            25
                         Safekeeping
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ 08855

                         Morgan Stanley & Co., Incorporated      1             5
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY 11201

                         SSB - Trust Company                     1             9
                         225 Franklin Street, M4
                         Boston, MA  02110

Series 1998-2 Class R    ITW Residuals II, Inc.                  1           100
                         3600 West Lake Avenue
                         Glenview, IL  60025

Series 1998-2 Class M    Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                                                          Number of  Percent of
                              Name and Address          CertificatesCertificates
Series                            of Holder                 Held        Held
------                            ---------                 ----        ----
Series 1998-2 Class B1   The Northern Trust Company              1           100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1998-2 Class B2   Bankers Trust Company                   1            56
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         State Street Bank and Trust Company     1            44
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

Series 1998-3 Class A1   Boston Safe Deposit and Trust Company   1            42
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Sanwa Bank California                   1             5
                         P.O. Box 513507
                         Los Angeles, CA  90051-3507

                         State Street Bank and Trust Company     1            48
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

Series 1998-3 Class A2   Chase Manhattan Bank                    1            20
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

                         Citibank, N.A.                          1            60
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         The Industrial Bank of Japan Trust      1            20
                            Company
                         245 Park Avenue
                         New York, NY  10167

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-3 Class A3   Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-3 Class A4   The Bank of New York                    1            39
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank                    1            13
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

                         U.S. Bank National Association          1             6
                         MPFP 1603 Proxy Unit
                         601 Second Avenue South
                         Minneapolis, MN  55402

                         Dean Witter Reynolds, Inc.              1            42
                         5690 West Cypress Street
                         Tampa, FL  33607

Series 1998-3 Class A5   The Bank of New York                    1            13
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank                    1            87
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

Series 1998-3 Class A6   PWI CMO Account                         1           100
                         1000 Harbor Boulevard, 8th Floor
                         Weehawken, NJ 07087

Series 1998-3 Class A7   Bankers Trust Company                   1            45
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                    1            32
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                         Manufacturers and Traders Trust Company 1            14
                         P.O. Box 1377
                         Buffalo, NY  14240

                         Paine Webber Incorporated               1             6
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1998-3 Class A8   Chase Manhattan Bank                    1           100
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

Series 1998-3 Class A9   None

Series 1998-3 Class A10  Janney Montgomery Scott, Inc.           1            31
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Legg Mason Wood Walker, Inc.            1            27
                         100 Light Street, P.O. Box 1476
                         Baltimore, MD  21203-1476

                         Prudential Securities Incorporated      1             8
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Raymond, James & Associates, Inc.       1             7
                         880 Carilton Parkway, P.O. Box 12749
                         St. Petersburg, FL  10001

Series 1998-3 Class R    Ailesbury Finance LLC                   1           100
                         1912 Capitol Avenue, Suite 406
                         Cheyenne, WY 82001

Series 1998-3 Class RL   Ailesbury Finance LLC                   1           100
                         1912 Capitol Avenue, Suite 406
                         Cheyenne, WY 82001

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-3 Class M    State Street Bank and Trust Company     1           100
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

Series 1998-3 Class B1   Bankers Trust Company                   1            11
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         First Union National Bank               1            10
                         1525 West W. T., Harris Boulevard 3A4
                         Charlotte, NC  28288

                         Investors Bank/Inst. Cust.              1            20
                         200 Clarendon Street
                         Boston, MA  02116

                         State Street Bank and Trust Company     1           59
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

Series 1998-3 Class B2   Chase Manhattan Bank                    1           100
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

Series 1998-4 Class A1   Bankers Trust Company                   1            97
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-4 Class A2   Deutsche Morgan & Grenfell              1           100
                         175 Water Street
                         New York, NY  10038

Series 1998-4 Class A3   The Bank of New York                    1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1998-4 Class A4   Deutsche Morgan & Grenfell              1           100
                         175 Water Street
                         New York, NY  10038

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-4 Class A5   The Bank of New York                    1             9
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company                   1            91
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-4 Class A6   Bankers Trust/Trading Account           1           49
                         Dealer Department, 16 Wall Street
                         New York, NY 10005

                         Chase Manhattan Bank                    1            51
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

Series 1998-4 Class A7   Deutsche Morgan Grenfell                1           100
                         175 Water Street
                         New York, NY  10038

Series 1998-4 Class A8   Bankers Trust Company                   1            83
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust Company   1           17
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Series 1998-4 Class R    Ailesbury Finance LLC                   1           100
                         1912 Capitol Avenue, Suite 406
                         Cheyenne, WY 82001

Series 1998-4 Class M    Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-4 Class B1   Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-4 Class B2   The Bank of New York                    1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1998-5 Class A1   Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-5 Class A2   The Bank of New York                    1            40
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         The Northern Trust Company              1            40
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         Dean Witter Reynolds, Inc.              1            14
                         5690 West Cypress Street
                         Tampa, FL  33607

Series 1998-5 Class A3   The Bank of New York                    1            70
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank                    1             8
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

                         Fiduciary Trust Company International   1            19
                         Two World Trade Center, 96th Floor
                         New York, NY 10048-0772

Series 1998-5 Class A4   Citibank, N.A.                          1           100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-5 Class R    Boston Mortgage Investments XI, LLC     1           100
                         c/o Crispin Koehler Holding Corp.
                         1440 Chapin Avenue, Suite 310
                         Bulingame, CA 94010

Series 1998-5 Class M    Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-5 Class B1   Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-5 Class B2   Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-6 Class 1-A1 Bankers Trust Company                   1            87
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                    1            13
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

Series 1998-6 Class 1-A2 Norwest Investment Services, Inc.       1           100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewooe, NY  11717

Series 1998-6 Class 1-A3 The Bank of New York                    1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1998-6 Class 1-A4 Bear, Stearns Securities Corp.          1           100
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY 11201-3862

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-6 Class 1-A5 Boston Safe Deposit and Trust Company   1           100
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Series 1998-6 Class 1-A6 The Bank of New York                    1            68
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank                    1            11
                         4 New York Plaza, 13th Floor
                         New York, NY 10004

                         State Street Bank and Trust Company     1            6
                         Global Corp. Action Dept. JAB5W
                         P.O. Box 1631
                         Boston, MA  02105-1631

Series 1998-6 Class 1-M  Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-6 Class 1-B1 Bankers Trust Company                   1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1998-6 Class 1-B2  Bankers Trust Company                  1           100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-6 Class 2-A1  None

Series 1998-6 Class 2-A2  The Bank of New York                   1             5
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Boston Safe Deposit and Trust Company   1           16
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                          Chase Manhattan Bank                    1           66
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          State Street Bank and Trust Company     1           12
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

Series 1998-6 Class 2-A3  Chase Manhattan Bank                    1           96
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-6 Class 2-A4  Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-6 Class 2-A5  ABN Amro Incorporated/Bond Trading      1            9
                          181 W. Madison
                          Chicago, IL  60603

                          Chase Manhattan Bank                    1           26
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          The Northern Trust Company              1           62
                          801 S. Canal C-IN
                          Chicago, IL  60607

Series 1998-6 Class 2-A6  The Bank of New York                    1           88
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Citibank, N.A.                          1           12
                          P.O. Box 30576
                          Tampa, FL  33630-3576

Series 1998-6 Class 2-A7  Custodial Trust Company                 1          100
                          101 Carnegie Center
                          Princeton, NJ  08540

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-6 Class 2-A8  Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-6 Class R     Ailesbury Finance LLC                   1          100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY 82001

Series 1998-6 Class 2-M   Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-6 Class 2-B1  Bankers Trust Company                   1         100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-6 Class 2-B2  Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-7 Class A     The Bank of New York                    1           20
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bankers Trust Company                   1           10
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Chase Manhattan Bank                    1           41
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          The Northern Trust Company              1           26
                          801 S. Canal C-IN
                          Chicago, IL  60607

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-7 Class R     Ailesbury Finance LLC                   1          100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY 82001

Series 1998-7 Class M     Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-7 Class B1    The Northern Trust Company              1          100
                          801 S. Canal C-IN
                          Chicago, IL  60607

Series 1998-7 Class B2    Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-8 Class 1-A1  Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-8 Class 1-A2  Investors Bank/Inst. Cust.              1          100
                          200 Clarendon Street
                          Boston, MA  02116

Series 1998-8 Class 1-A3  Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-8 Class 1-A4  Investors Fiduciary Trust Company/SSB   1          100
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

Series 1998-8 Class 1-A5  Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-8 Class 1-M   Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-8 Class 1-B1  Boston Safe Deposit and Trust Company   1          100
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

Series 1998-8 Class 1-B2  Boston Safe Deposit and Trust Company   1          100
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

Series 1998-8 Class 1-R   Ailesbury Finance LLC                   1          100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY 82001

Series 1998-8 Class 2-A1  State Street Bank and Trust Company     1           12
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

                          Wells Fargo Bank, National Association  1           88
                          26610 West Agoura Road
                          Calabasas, CA  91307

Series 1998-8 Class 2-A2  Chase Manhattan Bank                    1            9
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          Salomon Smith Barney, Inc.              1           89
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-8 Class 2-A3  Bank One Trust Company, N.A.            1            8
                          235 W. Schrock Road, Brooksedge Village
                          Westerville, OH  43081

                          Salomon Smith Barney, Inc.              1           89
                          333 W. 34th Street
                          New York, NY  10001

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-8 Class 2-A4  Salomon Smith Barney, Inc.              1           99
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-8 Class 2-A5  Salomon Smith Barney, Inc.              1           97
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-8 Class 2-A6  Salomon Smith Barney, Inc.              1           99
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-8 Class 2-A7  Northern Trust Company - Safekeeping    1           72
                          50 South LaSalle Street, Level A
                          Chicago, IL 60675

                          U.S. Bank, N.A./Safekeeping             1           28
                          First Trust Center SPFT 0913
                          180 East Fifth Street, 9th Floor
                          St. Paul, MN 55101

Series 1998-8 Class 2-A8  Northern Trust Company - Safekeeping    1           39
                          50 South LaSalle Street, Level A
                          Chicago, IL 60675

                          Salomon Smith Barney, Inc.              1           61
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-8 Class 2-A9  Salomon Smith Barney, Inc.              1          100
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-8 Class 2-A10 Salomon Smith Barney, Inc.              1          100
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-8 Class 2-A11 Salomon Smith Barney, Inc.              1           98
                          333 W. 34th Street
                          New York, NY  10001

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-8 Class 2-A12 PNC Bank, National Association          1            9
                          1835 Market Street
                          11 Penn Center, 15th Floor
                          Philadelphia, PA  19103

                          State Street Bank and Trust Company     1           38
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

                          U.S. Bank, National Association         1            9
                          MPFP 1603 Proxy Unit
                          601 Second Avenue South
                          Minneapolis, MN  55402

                          U.S. Bank, N.A./Safekeeping             1           31
                          First Trust Center SPFT 0913
                          180 East Fifth Street, 9th Floor
                          St. Paul, MN 55101

Series 1998-8 Class 2-A13 Norwest Investment Services, Inc.       1          100
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood,NY  11717

Series 1998-8 Class 2-A14 Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-8 Class 2-R   Ailesbury Finance LLC                   1          100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY 82001

Series 1998-8 Class 2-M   Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-8 Class 2-B1  Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-8 Class 2-B2  Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-9 Class A1    The Bank of New York                    1           47
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          State Street Bank and Trust Company     1           53
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

Series 1998-9 Class A2    Bankers Trust Company                   1           18
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Norwest Investment Services, Inc.       1           82
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1998-9 Class A3    Bankers Trust Company                   1           49
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Chase Manhattan Bank                    1           15
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          Custodial Trust Company                 1           24
                          101 Carnegie Center
                          Princeton, NJ  08540

                          State Street Bank and Trust Company     1            7
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-9 Class A4    The Bank of New York                    1          100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1998-9 Class A5    None

Series 1998-9 Class A6    LBI-Lehman Government Securities, Inc.  1          100
                          101 Hudson Street, 31st Floor
                          Jersey City, NJ 07302

Series 1998-9 Class A7    A.G. Edwards & Sons, Inc.               1          100
                          1 North Jefferson
                          St. Louis, MO  63103

Series 1998-9 Class A8    Zions-EPA                               1           96
                          c/o Deseret Trust Company
                          P.O. Box 11558
                          Salt Lake City, UT 84147-0558

Series 1998-9 Class A9    The Bank of New York                    1          100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1998-9 Class A10   The Bank of New York                    1          100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1998-9 Class A11   Chase Manhattan Bank                    1           25
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          A.G. Edwards & Sons, Inc.               1           54
                          1 North Jefferson
                          St. Louis, MO  63103

                          First Union National Bank               1           21
                          530 Walnut Street, FCI-9-81-48
                          Philadelphia, PA 19101

Series 1998-9 Class A12   Citibank, N.A.                          1          100
                          P.O. Box 30576
                          Tampa, FL  33630-3576

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-9 Class A13   Bankers Trust Company                   1           48
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Boston Safe Deposit and Trust Company   1           52
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

Series 1998-9 Class A14   The Bank of New York                    1            6
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          A.G. Edwards & Sons, Inc.               1           94
                          1 North Jefferson
                          St. Louis, MO  63103

Series 1998-9 Class A15   The Bank of New York                    1           13
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bankers Trust Company                   1           22
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          M&I Marshall & Ilsley Bank              1           35
                          1000 North Water Street, P.O. Box 2977
                          Milwaukee, WI  53202

                          The Northern Trust Company              1           17
                          801 S. Canal C-IN
                          Chicago, IL  60607

Series 1998-9 Class A16   LBI-Lehman Government Securities, Inc.  1          100
                          101 Hudson Street, 31st Floor
                          Jersey City, NJ 07302

Series 1998-9 Class A17   Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-9 Class A18   The Northern Trust Company              1          100
                          801 S. Canal C-IN
                          Chicago, IL  60607

Series 1998-9 Class A19   Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-9 Class M     Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-9 Class B1    Boston Safe Deposit and Trust Company   1          100
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

Series 1998-9 Class B2    Boston Safe Deposit and Trust Company   1          100
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

Series 1998-9 Class R     Ailesbury Finance LLC                   1          100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY 82001

Series 1998-9 Class RL    Ailesbury Finance LLC                   1          100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY 82001

Series 1998-10 Class 1-A1 Bankers Trust Company                   1           78
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          PNC Bank, National Association          1           12
                          1835 Market Street, 11 Penn Center
                          15th Floor
                          Philadelphia, PA  19103

Series 1998-10 Class 1-A2 The Bank of New York                    1           71
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                          Boston Safe Deposit and Trust Company   1           14
                          c/o Mellon Bank N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

                          State Street Bank and Trust Company     1           14
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

Series 1998-10 Class 1-A3 Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-10 Class 1-A4 LBI-Lehman Government Securities, Inc.  1          100
                          101 Hudson Street, 31st Floor
                          Jersey City, NJ 07302

Series 1998-10 Class 1-A5 Bankers Trust Company                   1            8
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Bear, Stearns Securities Corp.          1           26
                          One Metrotech Center North, 4th Floor
                          Brooklyn, NY 11201-3862

                          Chase Manhattan Bank                    1           56
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          Norwest Bank Minnesota, National        1            9
                             Association
                          733 Marquette Avenue
                          Minneapolis, MN  55479-0056

Series 1998-10 Class 1-A6 None

Series 1998-10 Class 1-A7 LBI-Lehman Government Securities, Inc.  1          100
                          101 Hudson Street, 31st Floor
                          Jersey City, NJ 07302

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-10 Class 1-A8 National Investor Services Corp.        1            6
                          55 Water Street
                          New York, NY  10041

                          Prudential Securities Corporation       1           88
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

Series 1998-10 Class 1-A9 The Bank of New York                    1           84
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          LBI-Lehman Government Securities, Inc.  1           16
                          101 Hudson Street, 31st Floor
                          Jersey City, NJ 07302

Series 1998-10 Class 1-A10Boston Safe Deposit and Trust Company   1           57
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

                          Fiduciary Trust Company International   1           12
                          Two World Trade Center, 96th Floor
                          New York, NY 10048-0772

                          The Northern Trust Company              1           25
                          801 S. Canal C-IN
                          Chicago, IL  60607

Series 1998-10 Class 1-R  Lehman Brothers, Inc.                   1          100
                          c/o Chase Manhattan Bank
                          P.O. Box 50000
                          Dept. 6583 - Outsourcing Services
                          Newark, NJ 07101

Series 1998-10 Class 1-RL Lehman Brothers, Inc.                   1          100
                          c/o Chase Manhattan Bank
                          P.O. Box 50000
                          Dept. 6583 - Outsourcing Services
                          Newark, NJ 07101

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-10 Class 1-M  Chase Manhattan Bank/MSTC               1          100
                          One Pierrepont Plaza, 8th Floor
                          Brooklyn, NY 11201

Series 1998-10 Class 1-B1 Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-10 Class 1-B2 Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-10 Class 2-A1 The Bank of New York                    1           79
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Chase Manhattan Bank                    1           12
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          The Northern Trust Company              1            9
                          801 S. Canal C-IN
                          Chicago, IL  60607

Series 1998-10 Class 2-A2 The Bank of New York                    1          100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1998-10 Class 2-A3 The Bank of New York                    1           37
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Chase Manhattan Bank                    1           19
                          4 New York Plaza, 13th Floor
                               New York, NY 10004

                          Compass Bank                            1           16
                          701 South 20th Street-11th Floor
                          Birmingham, AL 35233

                                                          Number of  Percent of
                          Name and Address              CertificatesCertificates
Series                        of Holder                     Held        Held
------                        ---------                     ----        ----
                          Investors Bank & Trust Company          1           28
                          200 Claredon Street, 15th Floor
                          Hancock Tower
                          Boston, MA  02116

Series 1998-10 Class 2-A4 None

Series 1998-10 Class 2-A5 None

Series 1998-10 Class 2-A6 Bankers Trust Company                   1          100
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-10 Class 2-A7 Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-10 Class 2-M  The Northern Trust Company              1          100
                          801 S. Canal C-IN
                          Chicago, IL  60675

Series 1998-10 Class 2-B1 The Northern Trust Company              1          100
                          801 S. Canal C-IN
                          Chicago, IL  60675

Series 1998-10 Class 2-B2 The Northern Trust Company              1          100
                          801 S. Canal C-IN
                          Chicago, IL  60675

Series 1998-10 Class 2-R  Lehman Brothers, Inc.                   1          100
                          c/o Chase Manhattan Bank
                          P.O. Box 50000
                          Dept. 6583 - Outsourcing Services
                          Newark, NJ 07101

Series 1998-11 Class 1-A1 Bankers Trust Company                   1           74
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                          Chase Manhattan Bank                    1           26
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-11 Class 1-A2 Compass Bank                            1          100
                          701 South 20th Street - 11th Floor
                          Birmingham, AL 35233

Series 1998-11 Class 1-A3 Bankers Trust Company                   1            5
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Salomon Smith Barney, Inc.              1           95
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-11 Class 1-A4 Salomon Smith Barney, Inc.              1           99
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-11 Class 1-A5 Salomon Smith Barney, Inc.              1          100
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-11 Class 1-A6 Salomon Smith Barney, Inc.              1          100
                          333 W. 34th Street
                          New York, NY  10001

Series 1998-11 Class 1-A7 Bankers Trust Company                   1           13
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Bank One,Oklahoma, N.A.                 1            6
                          100 N. Broadway, 6th Floor
                          Oklahoma City, OK  73102

                          BNY Clearing Services, LLC              1           17
                          111 E. Kilbourn Avenue
                          Milwaukee, WI  53202

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                          Boston Safe Deposit and Trust Company   1           40
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

                          State Street Bank and Trust Company     1           14
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

Series 1998-11 Class 1-A8 CitiBank, N.A.                          1          100
                          P.O. Box 30576
                          Tampa, FL  33630-3576

Series 1998-11 Class 1-A9 Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-11 Class 1-A10The Bank of New York                    1          100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1998-11 Class 1-A11Boston Safe Deposit and Trust Company   1           13
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

                          Chase Manhattan Bank                    1           31
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          LBI-Lehman Government Securities, Inc.  1            9
                          101 Hudson Street, 31st Floor
                          Jersey City, NJ 07302

                          The Northern Trust Company              1           41
                          801 S. Canal C-IN
                          Chicago, IL  60675

                          State Street Bank and Trust Company     1            5
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-11 Class 1-A12Wells Fargo Bank, National Association  1          100
                          26610 West Agoura Road
                          Calabasas. CA  91307

Series 1998-11 Class 1-A13The Bank of New York                    1           29
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bankers Trust Company                   1           11
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Salomon Smith Barney, Inc.              1           34
                          333 W. 34th Street
                          New York, NY  10001

                          State Street Bank and Trust Company     1           27
                          Global Corp. Action Dept. JAB5W
                          P.O. Box 1631
                          Boston, MA  02105-1631

Series 1998-11 Class 1-A14None

Series 1998-11 Class 1-A15Star Bank, National Association         1          100
                          P.O. Box 1118
                          Mail Location 6120
                          Cincinnati, OH  45201-1118

Series 1998-11 Class 1-A16The Bank of New York                    1           26
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

                          Bankers Trust Company                   1           15
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Boston Safe Deposit and Trust Company   1           25
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                          Deutsche Bank, A.G., New York Branch    1           23
                          31 West 52nd Street
                          New York, NY  10019

                          The Northern Trust Company              1           10
                          801 S. Canal C-IN
                          Chicago, IL  60675

Series 1998-11 Class 1-A17Norwest Bank, Colorado, N.A.            1           69
                          1740 Broadway
                          Denver, CO  80274-8748

                          U.S. Bank, N.A./Safekeeping             1           31
                          First Trust Center SPFT 0913
                          180 East Fifth Street, 9th Floor
                          St. Paul, MN 55101

Series 1998-11 Class 1-M  Chase Manhattan Bank                    1            5
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

                          Chase Manhattan Bank/MSTC               1           95
                          One Pierrepont Plaza, 8th Floor
                          Brooklyn, NY 11201

Series 1998-11 Class 1-B1 Chase Manhattan Bank                    1          100
                          4 New York Plaza, 13th Floor
                          New York, NY 10004

Series 1998-11 Class 1-B2 Boston Safe Deposit and Trust Company   1          100
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

Series 1998-11 Class 1-R  Ailesbury Finance LLC                   1          100
                          1912 Capitol Avenue, Suite 406
                          Cheyenne, WY 82001

Series 1998-11 Class 2-A1 Compass Bank                            1          100
                          701 South 20th Street, 11th Floor
                          Birmingham, AL 35233

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-11 Class 2-A2 Bankers Trust Company                   1           17
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

                          Boston Safe Deposit and Trust Company   1           50
                          c/o Mellon Bank, N.A.
                          Three Mellon Bank Center, Room 153-3015
                          Pittsburgh, PA  15259

                          Fleet Bank of Massachusetts, N.A.       1            9
                          Fleet Services Corp.
                          2nd Floor NYROTO2B
                          Rochester, NY  14638

                          Suntrust Bank, Atlanta                  1           13
                          303 Peachtree Street
                          14th Floor MC#3141
                          Atlanta, GA  30308

Series 1998-11 Class 2-A3 None

Series 1998-11 Class 2-A4 Bankers Trust Company                   1           99
                          c/o BT Services Tennessee, Inc.
                          648 Grassmere Park Drive
                          Nashville, TN  37211

Series 1998-11 Class 2-A5 The Bank of New York/Vinning Sparks,    1           35
                             IBG, L.P.
                          6077 Primacy Parkway
                          Memphis, TN  38119

                          Harris Trust & Savings Bank             1           21
                          Proxy Operations
                          111 West Monroe Street LLE
                          Chicago, IL  60603

                          U.S. Bank, National Association         1           38
                          MPFP 1603 Proxy Unit
                          601 Second Avenue South
                          Minneapolis, MN  55402

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-11 Class 2-A6 The Bank of New York                    1          100
                          925 Patterson Plank Road
                          Secaucus, NJ  07094

Series 1998-11 Class 2-A7 None

Series 1998-11 Class 2-A8 Donaldson, Lufkin and Jenrette          1           14
                             Securities Corporation
                          1 Pershing Plaza
                          Jersey City, NJ  07399

                          Legg Mason Wood Walker, Inc.            1           57
                          100 Light Street, P.O. Box 1476
                          Baltimore, MD  21203-1476

                          PaineWebber Incorporated                1            6
                          1000 Harbor Boulevard
                          Weehawken, NJ  07087

                          Raymond, James & Associates, Inc.       1           14
                          880 Carilton Parkway, P.O. Box 12749
                          St. Petersburg, FL  10001

                          SG Cowen Securities Corp.               1            9
                          560 Lexington Avenue
                          New York, NY  10022

Series 1998-11 Class 2-A9 Central Trust Bank/Investment Department1           11
                          238 Madison Street
                          Jefferson City, MO  65101

                          Donaldson, Lufkin and Jenrette          1           14
                             Securities Corporation
                          1 Pershing Plaza
                          Jersey City, NJ  07399

                          Janney Montgomery Scott, Inc.           1           25
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY  11717

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                          McDonald Investments Inc.               1           26
                          800 Superior Avenue
                          Cleveland, OH  44114

                          Merrill Lynch, Pierce Fenner & Smith -  1           11
                             Safekeeping
                          4 Corporate Place, Corporate Park 287
                          Piscataway, NJ 08855

                          Stone & Youngberg                       1           10
                          50 California Street, 35th Floor
                          San Francisco, CA 94111

Series 1998-11 Class 2-A10 Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-11 Class 2-A11 Bankers Trust Company                  1           13
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Boston Safe Deposit and Trust Company  1           67
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           The Northern Trust Company             1           12
                           801 S. Canal C-IN
                           Chicago, IL  60675

                           State Street Bank and Trust Company    1            6
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-11 Class 2-A12 Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-11 Class 2-A13 Credit Suisse First Boston Corporation 1          100
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-11 Class 2-A14 Brown Brothers Harriman & Co.          1           80
                           63 Wall Street, 8th Floor
                           New York, NY  10005

                           Salomon Smith Barney, Inc.             1           20
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-11 Class 2-A15 The Bank of New York                   1           40
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Salomon Smith Barney, Inc.             1           60
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-11 Class 2-A16 Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-11 Class 2-M   Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-11 Class 2-B1  Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-11 Class 2-B2  Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-11 Class 2-R   ITW Residuals II, Inc.                 1          100
                           3600 West Lake Avenue
                           Glenview, IL  60025

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-11 Class 2-RL  ITW Residuals II, Inc.                 1          100
                           3600 West Lake Avenue
                           Glenview, IL  60025

Series 1998-11 Class 3-A   Bankers Trust Company                  1           60
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           40
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-11 Class 3-M   State Street Bank and Trust Company    1          100
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-11 Class 3-B1  Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-11 Class 3-B2  Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-11 Class 3-R   ITW Residuals II, Inc.                 1          100
                           3600 West Lake Avenue
                           Glenview, IL  60025

Series 1998-12 Class 1-A1  American Express Trust Company         1           34
                           1200 Northstar West
                           Minneapolis, MN  55440

                           Chase Manhattan Bank                   1           38
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           State Street Bank and Trust Company    1           16
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-12 Class 1-A2  Wells Fargo Bank, National Association 1          100
                           26610 West Agoura Road
                           Calabasas. CA  91307

Series 1998-12 Class 1-A3  Bankers Trust Company                  1           54
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Norwest Bank Minnesota, N.A.           1           46
                           733 Marquette Avenue
                           Minneapolis, MN  55479-0056

Series 1998-12 Class 1-A4  Bank of America Personal Trust         1           15
                           Proxy Unit #38432
                           555 S. Flower Street, Level C
                           Los Angeles, CA 90071

                           Boston Safe Deposit and Trust Company  1           55
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Chase Manhattan Bank                   1           15
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           The Northern Trust Company             1           15
                           801 S. Canal C-IN
                           Chicago, IL  60675

Series 1998-12 Class 1-A5  Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-12 Class 1-A6  Chase Manhattan Bank/Broker & Dealer   1          100
                               Clearing Department
                           4 New York Plaza, 21st Floor
                           New York, NY 10015

Series 1998-12 Class 1-A7  The Bank of New York                   1           11
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                           Bankers Trust Company                  1           55
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           24
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           U.S. Bank, National Association        1           11
                           MPFP 1603 Proxy Unit
                           601 Second Avenue South
                           Minneapolis, MN  55402

Series 1998-12 Class 1-A8  Boston Safe Deposit and Trust Company  1           35
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Investors Bank & Trust Company         1           39
                           200 Claredon Street
                           15th Floor Hancock Tower
                           Boston, MA  02116

                           Norwest Bank Minnesota, N.A.           1           26
                           733 Marquette Avenue
                           Minneapolis, MN  55479-0056

Series 1998-12 Class 1-A9  Chase Manhattan Bank/Broker & Dealer   1          100
                              Clearing Department
                           4 New York Plaza, 21st Floor
                           New York, NY 10015

Series 1998-12 Class 1-A10 None

Series 1998-12 Class 1-A11 The Bank of New York                   1           53
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Chase Manhattan Bank/Broker & Dealer   1           47
                              Clearing Department
                           4 New York Plaza, 21st Floor
                           New York, NY 10015

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-12 Class 1-A12 Chase Manhattan Bank/Broker & Dealer   1          100
                              Clearing Department
                           4 New York Plaza, 21st Floor
                           New York, NY 10015

Series 1998-12 Class 1-A13 Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-12 Class 1-A14 Bear, Stearns Securities Corp.         1           78
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

                           Donaldson, Lufkin and Jenrette         1           16
                              Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

Series 1998-12 Class 1-M   Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-12 Class 1-B1  Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-12 Class 1-B2  Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-12 Class 1-R   Greenwich Capital Markets, Inc.        1          100
                           600 Steamboat Road
                           Greenwich, CT  06830

Series 1998-12 Class 1-RL  Greenwich Capital Markets, Inc.        1          100
                           600 Steamboat Road
                           Greenwich, CT  06830

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-12 Class 2-A1  The Bank of New York                   1            8
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Boston Safe Deposit and Trust Company  1           18
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Chase Manhattan Bank                   1            5
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Chase Manhattan Bank/Salomon           1           14
                           4 New York Plaza, 21st Floor
                           New York, NY 10004

                           The Northern Trust Company             1           13
                           801 S. Canal C-IN
                           Chicago, IL  60675

                           PNC Bank, National Association         1           21
                           1835 Market Street
                           11 Penn Center, 15th Floor
                           Philadelphia, PA  19103

                           State Street Bank and Trust Company    1            8
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-12 Class 2-A2  Investors Fiduciary Trust Company/SSB  1          100
                           Global Corp. Action Dept. JAB5W
                           Boston, MA  02105-1631

Series 1998-12 Class 2-A3  LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-12 Class 2-A4  The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-12 Class 2-A5  LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-12 Class 2-A6  Compass Bank - ALFA                    1          100
                           15 South 20th Street, 7th Floor
                           Birmingham, AL 35233

Series 1998-12 Class 2-A7  None

Series 1998-12 Class 2-A8  Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-12 Class 2-A9  The Bank of New York                   1           11
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           18
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Salomon Smith Barney, Inc.             1           47
                           333 W. 34th Street
                           New York, NY  10001

                           Zions-EPA                              1           24
                           c/o Deseret Trust Company
                           P.O. Box 11558
                           Salt Lake City, UT 84147-0558

Series 1998-12 Class 2-M   Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-12 Class 2-R   Ailesbury Finance LLC                  1          100
                           1912 Capitol Avenue, Suite 406
                           Cheyenne, WY 82001

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-12 Class 2-RL  Ailesbury Finance LLC                  1          100
                           1912 Capitol Avenue, Suite 406
                           Cheyenne, WY 82001

Series 1998-12 Class 2-B1  Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-12 Class 2-B2  LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-12 Class 3-A1  The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-12 Class 3-A2  Credit Suisse First Boston Corporation 1          100
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-12 Class 3-A3  Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-12 Class 3-A4  The Bank of New York                   1           50
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1            6
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           21
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

                           LaSalle National Bank                  1           25
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-12 Class 3-R   ITW Residuals II, Inc.                 1          100
                           3600 West Lake Avenue
                           Glenview, IL  60025

Series 1998-12 Class 3-M   The Northern Trust Company             1          100
                           801 S. Canal C-IN
                           Chicago, IL  60675

Series 1998-12 Class 3-B1  The Northern Trust Company             1          100
                           801 S. Canal C-IN
                           Chicago, IL  60675

Series 1998-12 Class 3-B2  The Northern Trust Company             1          100
                           801 S. Canal C-IN
                           Chicago, IL  60607

Series 1998-12 Class 4-A1  The Bank of New York                   1           95
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Chase Manhattan Bank                   1            5
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-12 Class 4-A2  The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-12 Class 4-A3  Bear, Stearns Securities Corp.         1          100
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

Series 1998-12 Class 4-A4  Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-12 Class 4-A5  Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-12 Class 4-A6  Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-12 Class 4-A7  Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-12 Class 4-A8  Salomon Smith Barney, Inc.             1           99
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-12 Class 4-A9  Chase Manhattan Bank                   1           15
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Salomon Smith Barney, Inc.             1           82
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-12 Class 4-A10 Chase Manhattan Bank                   1           17
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Salomon Smith Barney, Inc.             1           83
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-12 Class 4-A11 Salomon Smith Barney, Inc.             1           95
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-12 Class 4-A12 Salomon Smith Barney, Inc.             1           99
                           333 W. 34th Street
                           New York, NY  10001

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-12 Class 4-A13 Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-12 Class 4-M   Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-12 Class 4-B1  The Northern Trust Company             1          100
                           801 S. Canal C-IN
                           Chicago, IL  60607

Series 1998-12 Class 4-B2  The Northern Trust Company             1          100
                           801 S. Canal C-IN
                           Chicago, IL  60675

Series 1998-12 Class 4-R   ITW Residuals II, Inc.                 1          100
                           3600 West Lake Avenue
                           Glenview, IL  60025

Series 1998-13 Class A1    Chase Manhattan Bank                   1           42
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Chase Manhattan Bank/Salomon           1           58
                           4 New York Plaza, 21st Floor
                           New York, NY 10004

Series 1998-13 Class A2    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-13 Class A3    Bankers Trust Company                  1           27
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Custodial Trust Company                1           45
                           101 Carnegie Center
                           Princeton, NJ  08540

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-13 Class A4    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-13 Class A5    The Northern Trust Company             1          100
                           801 S. Canal C-IN
                           Chicago, IL  60607

Series 1998-13 Class A6    Chase Manhattan Bank                   1           61
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           State Street Bank and Trust Company    1           30
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-13 Class A7    Norwest Investment Services, Inc.      1          100
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-13 Class A8    Norwest Investment Services, Inc.      1          100
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-13 Class A9    The Bank of New York/CDC GAMMA         1          100
                           One Wall Street
                           New York, NY  10286

Series 1998-13 Class A10   Commerzbank Capital Markets Corporation1           40
                           2 World Financial Center, 31st Floor
                           New York, NY 10281-1050

                           Chase Manhattan Bank                   1           60
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-13 Class A11   LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-13 Class A12   The Bank of New York                   1           24
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           15
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Boston Safe Deposit and Trust Company  1           15
                           c/o Mellon Bank N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Investors Bank & Trust/M.F. Custody    1           43
                           200 Clarendon Street, 15th Floor
                           Hancock Tower
                           Boston, MA  02116

Series 1998-13 Class A13   Custodial Trust Company                1           32
                           101 Carnegie Center
                           Princeton, NJ  08540

                           Deutsche Morgan Grenfell               1           30
                           175 Water Street
                           New York, NY  10038

                           PWI CMO Account                        1            9
                           1000 Harbor Boulevard., 8th Floor
                           Weehawken, NJ 07087

                           Salomon Smith Barney, Inc.             1           30
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-13 Class A14   Bankers Trust Company                  1           65
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           35
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-13 Class A15   Chase Manhattan Bank                   1           27
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Goldman, Sachs & Co.                   1           73
                           1 New York Plaza, 45th Floor
                           New York, NY 10004

Series 1998-13 Class A16   Bear, Stearns Securities Corp.         1           56
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

                           Custodial Trust Company                1           44
                           101 Carnegie Center
                           Princeton, NJ  08540

Series 1998-13 Class A17   Bear, Stearns Securities Corp.         1          100
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

Series 1998-13 Class A18   Bankers Trust Company                  1           30
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           56
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Stone & Youngberg                      1           13
                           50 California Street, 35th Floor
                           San Francisco, CA 94111

Series 1998-13 Class A19   None

Series 1998-13 Class A20   The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-13 Class A21   Bear, Stearns Securities Corp.         1          100
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-13 Class A22   The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-13 Class A23   Custodial Trust Company                1          100
                           101 Carnegie Center
                           Princeton, NJ  08540

Series 1998-13 Class A24   PWI CMO Account                        1           64
                           1000 Harbor Boulevard, 8th Floor
                           Weehawken, NJ 07087

                           State Street Bank and Trust Company    1           36
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-13 Class A25   Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-13 Class A26   Bear, Stearns Securities Corp.         1          100
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

Series 1998-13 Class R     Paine Webber, Inc.                     1          100
                           1000 Harbor Boulevard, 8th Floor
                           Weehawken, NJ 07087

Series 1998-13 Class RL    Paine Webber, Inc.                     1          100
                           1000 Harbor Boulevard, 8th Floor
                           Weehawken, NJ 07087

Series 1998-13 Class M     Chase Manhattan Bank                   1           88
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           State Street Bank and Trust Company    1           12
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-13 Class B1    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-13 Class B2    Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-14 Class A1    The Bank of New York                   1           31
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Chase Manhattan Bank                   1           38
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           CitiBank, N.A.                         1           24
                           P.O. Box 30576
                           Tampa, FL  33630-3576

                           State Street Bank and Trust Company    1            5
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-14 Class A2    Bankers Trust Company                  1           13
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Wells Fargo Bank, National Association 1           23
                           26610 West Agoura Road
                           Calabasas, CA  91307

                           The Fifth Third Bank                   1           64
                           Dept. 00850-Proxy, 38 Fountain Square Plaza
                           Cincinnati, OH  45263

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-14 Class A3    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-14 Class A4    The Bank of New York                   1           27
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           47
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           The Northern Trust Company             1           27
                           801 S. Canal C-IN
                           Chicago, IL  60607

Series 1998-14 Class A5    The Bank of New York                   1           12
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Investors Bank/Inst. Cust.             1           88
                           200 Clarendon Street
                           Boston, MA  02116

Series 1998-14 Class A6    Bear, Stearns Securities Corp.         1           92
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

                           Custodial Trust Company                1            8
                           101 Carnegie Center
                           Princeton, NJ  08540

Series 1998-14 Class A7    Citibank, N.A.                         1          100
                           P.O. Box 30576
                           Tampa, FL  33630-3576

Series 1998-14 Class A8    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-14 Class A9    Custodial Trust Company                1          100
                           101 Carnegie Center
                           Princeton, NJ  08540

Series 1998-14 Class A10   Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-14 Class A11   Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-14 Class A12   Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-14 Class R     Greenwich Capital Markets, Inc.        1          100
                           600 Steamboat Road
                           Greenwich, CT  06830

Series 1998-14 Class RL    Greenwich Capital Markets, Inc.        1          100
                           600 Steamboat Road
                           Greenwich, CT  06830

Series 1998-14 Class M     Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-14 Class B1    State Street Bank and Trust Company    1          100
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-14 Class B2    Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                                                          Number of  Percent of
                           Name and Address             CertificatesCertificates
Series                         of Holder                    Held        Held
------                         ---------                    ----        ----

Series 1998-15 Class A1    Bankers Trust Company                  1           29
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           67
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-15 Class A2    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-15 Class A3    Bank One Trust Company, N.A.           1           17
                           235 W. Schrock Road, Brooksedge Village
                           Westerville, OH  43081

                           Chase Manhattan Bank                   1           83
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-15 Class A4    Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-15 Class A5    Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-15 Class A6    Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-15 Class A7    Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-15 Class A8    Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-15 Class A9    Chase Manhattan Bank                   1           80
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Salomon Smith Barney, Inc.             1           20
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-15 Class A10   Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-15 Class A11   Bankers Trust Company                  1           74
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           11
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           The Northern Trust Company             1           16
                           801 S. Canal C-IN
                           Chicago, IL  60607

Series 1998-15 Class R     Adams, Viner & Mosler, Ltd.            1          100
                           Suite 600, 250 South Australian Avenue
                           West Palm Beach, FL 33401

Series 1998-15 Class M     Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-15 Class B1    PNC Bank, National Association         1           37
                           1835 Market Street
                           11 Penn Center, 15th Floor
                           Philadelphia, PA  19103

                           State Street Bank and Trust Company    1           53
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

                           The Fifth Third Bank                   1           11
                           Dept. 00850-Proxy, 38 Fountain Square Plaza
                           Cincinnati, OH  45263

Series 1998-15 Class B2    Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-16 Class A1    Merrill Lynch, Pierce, Fenner &        1           98
                             Smith, Inc
                           4 Corporate Place, Corporate Park 287
                           Piscataway, NJ 08855

Series 1998-16 Class A2    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-16 Class A3    Bankers Trust Company                  1           21
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1            8
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Norwest Bank Minnesota, National       1           41
                              Association
                           733 Marquette Avenue
                           Minneapolis, MN  55479-0056

                           PNC Bank, National Association         1           30
                           1835 Market Street
                           11 Penn Center, 15th Floor
                           Philadelphia, PA  19103

Series 1998-16 Class A4    Credit Suisse First Boston Corporation 1          100
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-16 Class A5    The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-16 Class A6    Boston Safe Deposit and Trust Company  1           37
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Chase Manhattan Bank                   1           63
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-16 Class R     ITW Residuals II, Inc.                 1          100
                           3600 West Lake Avenue
                           Glenview, IL  60025

Series 1998-16 Class RL    ITW Residuals II, Inc.                 1          100
                           3600 West Lake Avenue
                           Glenview, IL  60025

Series 1998-16 Class M     Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-16 Class B1    Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-16 Class B2    Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-17 Class A1    Chase Manhattan Bank                   1           50
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Wells Fargo Bank, National Association 1           50
                           26610 West Agoura Road
                           Calabasas. CA  91307

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-17 Class A2    A.G. Edwards & Sons, Inc.              1          100
                           1 North Jefferson
                           St. Louis, MO  63103

Series 1998-17 Class A3    American Express Trust Company         1           10
                           1200 Northstar West
                           Minneapolis, MN  55440

                           Boston Safe Deposit and Trust Company  1           50
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           The Northern Trust Company             1            5
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company    1           20
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

                           Wachovia Bank, N.A.                    1           15
                           10 N. Main Street, NC 37121
                           Winston-Salem, NC  27150

Series 1998-17 Class A4    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-17 Class A5    The Bank of New York                   1           79
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           UMB Bank, National Association         1           21
                           P.O. Box 419260
                           Kansas City, MO  64141-6260

Series 1998-17 Class A6    Bankers Trust Company                  1           44
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                           Chase Manhattan Bank                   1           56
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-17 Class A7    BNY Clearing Services LLC              1           10
                           111 E. Kilbourn Avenue
                           Milwaukee, WI  53202

                           Dain Rauscher Incorporated             1           16
                           312 South 3rd Street
                           Minneapolis, MN  55415-1099

                           Donaldson, Lufkin and Jenrette         1            5
                             Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                           Salomon Smith Barney, Inc.             1           46
                           333 W. 34th Street
                           New York, NY  10001

                           Dean Witter Reynolds, Inc.             1           23
                           5690 West Cypress Street
                           Tampa, FL  33607

Series 1998-17 Class A8    Merrill Lynch, Pierce, Fenner          1          100
                             & Smith, Inc.
                           4 Corporate Place, Corporate Park 287
                           Piscataway, NJ 08855

Series 1998-17 Class A9    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-17 Class A10   Bankers Trust Company                  1           88
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           CitiBank, N.A.                         1            7
                           P.O. Box 30576
                           Tampa, FL  33630-3576

Series 1998-17 Class A11   Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-17 Class A12   Chase Manhattan Bank                   1           28
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Donaldson, Lufkin and Jenrette         1           13
                              Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                           Raymond, James & Associates, Inc.      1            6
                           880 Carilton Parkway, P.O. Box 12749
                           St. Petersburg, FL  10001

                           Salomon Smith Barney, Inc.             1           17
                           333 W. 34th Street
                           New York, NY  10001

                           Dean Witter Reynolds, Inc.             1           16
                           5690 West Cypress Street
                           Tampa, FL  33607

Series 1998-17 Class A13   The Bank of New York                   1           42
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Donaldson, Lufkin and Jenrette         1           17
                             Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                           Janney Montgomery Scott, Inc.          1           14
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Raymond, James & Associates, Inc.      1            8
                           880 Carilton Parkway, P.O. Box 12749
                           St. Petersburg, FL  10001

Series 1998-17 Class R     Merrill Lynch Pierce Fenner            1          100
                              & Smith, Inc.
                           P.O. Box 12031
                           Newark, NJ  07101

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-17 Class RL    Merrill Lynch Pierce Fenner            1          100
                              & Smith, Inc.
                           P.O. Box 12031
                           Newark, NJ  07101

Series 1998-17 Class M     The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-17 Class B1    Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-17 Class B2    Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-18 Class A     The Bank of New York                   1            5
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           86
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-18 Class R     Merrill Lynch Pierce Fenner            1          100
                               & Smith, Inc.
                           P.O. Box 12031
                           Newark, NJ  07101

Series 1998-18 Class M     Bankers Trust Company                  1           74
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           LaSalle National Bank                  1           26
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-18 Class B1    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-18 Class B2    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-19 Class A1    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-19 Class A2    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-19 Class A3    Bankers Trust Company                  1           41
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           BNY Clearing Services, LLC             1            6
                           111 E. Kilbourn Avenue
                           Milwaukee, WI  53202

                           J.J.B. Hilliard, W.L. Lyons, Inc.      1           17
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Legg Mason Wood Walker, Inc.           1            8
                           100 Light Street, P.O. Box 1476
                           Baltimore, MD  21203-1476

                           Olde Discount Corporation              1            7
                           751 Griswold Street
                           Detroit, MI  48226

Series 1998-19 Class A4    BNY Clearing Services LLC              1           98
                           111 E. Kilbourn Avenue
                           Milwaukee, WI  53202

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-19 Class A5    First Union National Bank              1           10
                           1525 West W. T., Harris Boulevard 3A4
                           Charlotte, NC  28288

                           Salomon Smith Barney, Inc.             1           86
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-19 Class A6    Compass Bank                           1           62
                           701 South 20th Street-11th Floor
                           Birmingham, AL 35233

                           Legg Mason Wood Walker, Inc.           1           26
                           100 Light Street, P.O. Box 1476
                           Baltimore, MD  21203-1476

                           Wheat, First Securities, Inc.          1           12
                           10700 North Park Drive
                           Glen Allen, VA  23060

Series 1998-19 Class A7    Manufacturers and Traders Trust Company1          100
                           P.O. Box 1377
                           Buffalo, NY  14240

Series 1998-19 Class A8    The Northern Trust Company             1          100
                           801 S. Canal C-IN
                           Chicago, IL  60607

Series 1998-19 Class A9    Bankers Trust Company                  1           75
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Salomon Smith Barney, Inc.             1           25
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-19 Class A10   Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-19 Class A11   The Bank of New York                   1            7
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           50
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Boston Safe Deposit and Trust Company  1           14
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Chase Manhattan Bank                   1           28
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-19 Class A12   Boston Safe Deposit and Trust Company  1           31
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Citibank, N.A.                         1            8
                           P.O. Box 30576
                           Tampa, FL  33630-3576

                           Comerica Bank                          1            6
                           Cap. Chg./Proxy 7CBB/Mc 3530
                           Detroit, MI  48275-3530

                           Investors Fiduciary Trust Company/SSB  1           52
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-19 Class R     Paine Webber, Inc.                     1          100
                           1000 Harbor Boulevard, 8th Floor
                           Weehawken, NJ 07087

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-19 Class M     Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-19 Class B1    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-19 Class B2    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-20 Class A1    Bankers Trust Company                  1           28
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           70
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-20 Class A2    Dain Rauscher Incorporated             1           20
                           312 South 3rd Street
                           Minneapolis, MN  55415-1099

                           Salomon Smith Barney, Inc.             1           28
                           333 W. 34th Street
                           New York, NY  10001

                           Dean Witter Reynolds, Inc.             1           50
                           5690 West Cypress Street
                           Tampa, FL  33607

Series 1998-20 Class A3    Donaldson, Lufkin and Jenrette         1            6
                              Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                           Fahnestock & Co., Inc.                 1            6
                           125 Broad Street
                           New York, NY  10004

                           Ferris, Baker Watts, Incorporated      1            7
                           8403 Colesville Road
                           Silver Spring, MD  20910

                           J.J.B. Hilliard, W.L. Lyons, Inc.      1           24
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Janney Montgomery Scott, Inc.          1           14
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           National Financial Services Corporation 1           8
                           200 Liberty Street
                           New York, NY  10281

                           Salomon Smith Barney, Inc.             1           31
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-20 Class A4    Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-20 Class A5    Bankers Trust Company                  1           43
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Compass Bank                           1           57
                           701 South 20th Street-11th Floor
                           Birmingham, AL 35233

Series 1998-20 Class R     Adams, Viner & Mosler, Ltd.            1          100
                           Suite 600, 250 South Australian Avenue
                           West Palm Beach, FL 33401

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-20 Class M     The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-20 Class B1    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-20 Class B2    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-21 Class A1    Bankers Trust Company                  1           15
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           60
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Compass Bank                           1           15
                           701 South 20th Street-11th Floor
                           Birmingham, AL 35233

                           Wells Fargo Bank, National Association 1            9
                           26610 West Agoura Road
                           Calabasas, CA  91307

Series 1998-21 Class A2    Bear, Stearns Securities Corp.         1           10
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

                           Dain Rauscher Incorporated             1           13
                           312 South 3rd Street
                           Minneapolis, MN  55415-1099

                           Donaldson, Lufkin and Jenrette         1           33
                             Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                           Ferris, Baker Watts, Incorporated      1           26
                           8403 Colesville Road
                           Silver Spring, MD  20910

                           Prudential Securities Corporation      1            7
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-21 Class A3    Compass Bank                           1           50
                           701 South 20th Street-11th Floor
                           Birmingham, AL 35233

                           State Street Bank and Trust Company    1           50
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-21 Class A4    Prudential Securities Corporation      1           91
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Raymond, James & Associates, Inc.      1            7
                           880 Carilton Parkway, P.O. Box 12749
                           St. Petersburg, FL  10001

Series 1998-21 Class A5    Donaldson, Lufkin and Jenrette         1           16
                              Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                           McDonald Investments Inc.              1           17
                           800 Superior Avenue
                           Cleveland, OH  44114

                           Raymond, James & Associates, Inc.      1           15
                           880 Carilton Parkway, P.O. Box 12749
                           St. Petersburg, FL  10001

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                           Wheat, First Securities, Inc.          1            9
                           10700 North Park Drive
                           Glen Allen, VA  23060

                           Dean Witter Reynolds, Inc.             1           32
                           5690 West Cypress Street
                           Tampa, FL  33607

Series 1998-21 Class A6    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-21 Class A7    Bear, Stearns Securities Corp.         1           43
                           One Metrotech Center North, 4th Floor
                           Brooklyn, NY 11201-3862

                           Donaldson, Lufkin and Jenrette         1           25
                              Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                           Stone & Youngberg                      1           32
                           50 California Street, 35th Floor
                           San Francisco, CA 94111

Series 1998-21 Class A8    Dain Rauscher Incorporated             1           28
                           312 South 3rd Street
                           Minneapolis, MN  55415-1099

                           Lewco Securities Corp.                 1           11
                           34 Exchange Place Plaza, 4th Floor
                           Jersey City, NJ 07311-3988

                           Seattle-Northwest Securities           1           43
                               Corporation
                           1420 Fifth Avenue, Suite 4300
                           Seattle, WA 98101

Series 1998-21 Class A9    Stone & Youngberg                      1          100
                           50 California Street, 35th Floor
                           San Francisco, CA 94111

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-21 Class A10   None

Series 1998-21 Class A11   Chase Manhattan Bank/Broker & Dealer   1          100
                              Clearing Department
                           4 New York Plaza, 21st Floor
                           New York, NY 10015

Series 1998-21 Class A12   The Bank of New York                   1           34
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           66
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-21 Class A13   Bankers Trust Company                  1           22
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Merrill Lynch, Pierce, Fenner          1           78
                               & Smith, Inc.
                           4 Corporate Place, Corporate Park 287
                           Piscataway, NJ 08855

Series 1998-21 Class R     Merrill Lynch Pierce Fenner            1          100
                               & Smith, Inc.
                           250 Vesy Street
                           New York, NY  10281

Series 1998-21 Class M     The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-21 Class B1    Citibank, N.A.                         1          100
                           P.O. Box 30576
                           Tampa, FL  33630-3576

Series 1998-21 Class B2    LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-22 Class A1    The Bank of New York                   1           13
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           82
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Boston Safe Deposit and Trust Company  1            5
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

Series 1998-22 Class A2    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-22 Class R     Merrill Lynch Pierce Fenner            1          100
                               & Smith, Inc.
                           250 Vesy Street
                           New York, NY  10281

Series 1998-22 Class M     LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-22 Class B1    LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-22 Class B2    LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-23 Class A     Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-23 Class R     Donaldson, Lufkin & Jenrette           1          100
                               Securities
                           277 Park Avenue, 9th Floor
                           New York, NY  10172

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-23 Class M     The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-23 Class B1    LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-23 Class B2    LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-24 Class A1    The Bank of New York                   1           24
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           76
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-24 Class A2    The Amalgamated Bank of New York       1           47
                           11-15 Union Square West
                           New York, NY  10003

                           Salomon Smith Barney, Inc.             1           53
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-24 Class A3    The Bank of New York                   1            6
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           94
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-24 Class A4    Dean Witter Reynolds, Inc.             1           91
                           5690 West Cypress Street
                           Tampa, FL  33607

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-24 Class A5    The Bank of New York                   1           25
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bank of America Personal Trust         1            5
                           Proxy Unit #38432
                           555 S. Flower Street, Level C
                           Los Angeles, CA 90071

                           Compass Bank                           1           54
                           701 South 20th Street, 11th Floor
                           Birmingham, AL 35233

                           State Street Bank and Trust Company    1           13
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-24 Class A6    Donaldson, Lufkin and Jenrette         1           23
                              Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                           Ferris, Baker Watts, Incorporated      1            7
                           8403 Colesville Road
                           Silver Spring, MD  20910

                           J.J.B. Hilliard, W.L. Lyons, Inc.      1           47
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Janney Montgomery Scott, Inc.          1           18
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-24 Class A7    Chase Manhattan Bank                   1           85
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                           Salomon Smith Barney, Inc.             1           15
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-24 Class A8    The Amalgamated Bank of New York       1          100
                           11-15 Union Square West
                           New York, NY  10003

Series 1998-24 Class A9    Prudential Securities Incorporated     1           85
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Regions Bank                           1           10
                           417 North 20th Street, 12th Floor
                           Birmingham, AL 35202

Series 1998-24 Class A10   Boston Safe Deposit and Trust Company  1           69
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           CitiBank, N.A.                         1           31
                           P.O. Box 30576
                           Tampa, FL  33630-3576

Series 1998-24 Class R     Credit Suisse First Boston Corporation 1          100
                           5 World Trade Center, 7th Floor
                           New York, NY 10048

Series 1998-24 Class M     The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-24 Class B1    LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

Series 1998-24 Class B2    LBI-Lehman Government Securities, Inc. 1          100
                           101 Hudson Street, 31st Floor
                           Jersey City, NJ 07302

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-25 Class A1    The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-25 Class A2    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-25 Class A3    Boston Safe Deposit and Trust Company  1            8
                           c/o Mellon Bank N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           State Street Bank and Trust Company    1           85
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-25 Class A4    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-25 Class A5    Chase Manhattan Bank                   1           22
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           LaSalle National Bank                  1           23
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Merrill Lynch, Pierce, Fenner          1           55
                                & Smith, Inc.
                           4 Corporate Place, Corporate Park 287
                           Piscataway, NJ 08855

Series 1998-25 Class A6    Merrill Lynch, Pierce, Fenner          1          100
                                & Smith, Inc.
                           4 Corporate Place, Corporate Park 287
                           Piscataway, NJ 08855

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-25 Class A7    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-25 Class A8    The Bank of New York                   1           14
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           21
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           57
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Norwest Investment Services, Inc.      1            8
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-25 Class A9    The Bank of New York                   1           89
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Merrill Lynch, Pierce, Fenner          1           11
                                 & Smith, Inc.
                           4 Corporate Place, Corporate Park 287
                           Piscataway, NJ 08855

Series 1998-25 Class A10   Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-25 Class A11   Boston Safe Deposit and Trust Company  1          100
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-25 Class A12   BHC Securities, Inc.                   1           23
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           City Securities Corporation            1           10
                           135 N. Pennsylvania Street, Suite 2200
                           Indianapolis, In  46204

                           A.G. Edwards & Sons, Inc.              1           26
                           1 North Jefferson
                           St. Louis, MO  63103

                           J.J.B. Hilliard, W.L. Lyons, Inc.      1           26
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Janney Montgomery Scott, Inc.          1            7
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-25 Class A13   Donaldson, Lufkin and Jenrette         1            6
                              Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                           Janney Montgomery Scott, Inc.          1            5
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Prudential Securities Incorporated     1            5
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Dean Witter Reynolds, Inc.             1           78
                           5690 West Cypress Street
                           Tampa, FL  33607

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-25 Class A14   Donaldson, Lufkin and Jenrette         1            6
                              Securities Corporation
                           1 Pershing Plaza
                           Jersey City, NJ  07399

                           J.J.B. Hilliard, W.L. Lyons, Inc.      1           10
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Janney Montgomery Scott, Inc.          1           12
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Prudential Securities Incorporated     1           55
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

                           Raymond, James & Associates, Inc.      1            8
                           880 Carilion Parkway, P.O. Box 12749
                           St. Petersburg, FL  33733

Series 1998-25 Class A15   PWI CMO Account                        1          100
                           1000 Harbor Boulevard., 8th Floor
                           Weehawken, NJ 07087

Series 1998-25 Class A16   Bankers Trust Company                  1           41
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Merrill Lynch, Pierce, Fenner          1           59
                                & Smith, Inc.
                           4 Corporate Place, Corporate Park 287
                           Piscataway, NJ 08855

Series 1998-25 Class A17   Merrill Lynch, Pierce, Fenner          1          100
                                & Smith, Inc.
                           4 Corporate Place, Corporate Park 287
                           Piscataway, NJ 08855

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-25 Class A18   The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-25 Class A19   Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-25 Class A20   Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-25 Class A21   Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-25 Class A22   Salomon Smith Barney, Inc.             1          100
                           333 W. 34th Street
                           New York, NY  10001

Series 1998-25 Class R     Merrill Lynch Pierce Fenner            1          100
                               & Smith, Inc.
                           250 Vesy Street
                           New York, NY  10281

Series 1998-25 Class M     The Bank of New York                   1           50
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           50
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-25 Class B1    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

Series 1998-25 Class B2    Bankers Trust Company                  1          100
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-26 Class A     The Bank of New York                   1           21
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Boston Safe Deposit and Trust Company  1           58
                           c/o Mellon Bank N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Bankers Trust Company                  1            9
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Chase Manhattan Bank                   1           12
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-26 Class R     Credit Suisse First Boston Corporation 1          100
                           5 World Trade Center, 7th Floor
                           New York, NY 10048

Series 1998-26 Class M     Chase Manhattan Bank                   1           77
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           State Street Bank and Trust Company    1           23
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-26 Class B1    The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-26 Class B2    The Bank of New York                   1          100
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-HE1 Class A1   Bankers Trust Company                  1           11
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                           Chase Manhattan Bank                   1           46
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                           Investors Bank & Trust/M.F. Custody    1            8
                           200 Clarendon Street, 15th Floor
                           Hancock Tower
                           Boston, MA  02116

                           The Northern Trust Company             1           11
                           801 S. Canal C-IN
                           Chicago, IL  60607

                           State Street Bank and Trust Company    1           23
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-HE1 Class A2   First Union National Bank              1           76
                           530 Walnut Street, FC1-9-81-48
                           Philadelpia, PA  19101

                           State Street Bank and Trust Company    1           20
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-HE1 Class A3   Bankers Trust Company                  1           77
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           State Street Bank and Trust Company    1           17
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-HE1 Class A4   Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-HE1 Class A5   The Bank of New York                   1           39
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Bankers Trust Company                  1           25
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Comerica Bank                          1           17
                           Cap. Chg./Proxy 7CBB/Mc 3530
                           Detroit, MI  48275-3530

                           Firstar Trust Company                  1           19
                           777 E. Wisconsin Avenue
                           Milwaukee, WI  53202

Series 1998-HE1 Class A6   Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-HE1 Class A7   State Street Bank and Trust Company    1          100
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-HE1 Class R1   Boston Mortgage Investments XIII LLC   1          100
                           c/o Crispin Koehler Holding Corp.
                           1440 Chapin Avenue, Suite 310
                           Burlingame, CA 94010

Series 1998-HE1 Class R2   Boston Mortgage Investments XIII LLC   1          100
                           c/o Crispin Koehler Holding Corp.
                           1440 Chapin Avenue, Suite 310
                           Burlingame, CA 94010

Series 1998-HE1 Class M    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-HE1 Class B1   Citibank, N.A.                         1          100
                           P.O. Box 30576
                           Tampa, FL  33630-3576

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
Series 1998-HE1 Class B2   Prudential Securities Incorporated     1          100
                           c/o ADP Proxy Services
                           51 Mercedes Way
                           Edgewood, NY  11717

Series 1998-HE2 Class A1   Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-HE2 Class A2   ABN Amro Incorporated/Bond Trading     1           91
                           181 W. Madison
                           Chicago, IL  60603

                           The Bank of New York                   1            9
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

Series 1998-HE2 Class A3   State Street Bank and Trust Company    1           10
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

                           Union Bank of California, N.A.         1           89
                           P.O. Box 109
                           San Diego, CA  92112-4103

Series 1998-HE2 Class A4   Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-HE2 Class A5   Bankers Trust Company                  1            7
                           c/o BT Services Tennessee, Inc.
                           648 Grassmere Park Drive
                           Nashville, TN  37211

                           Bank One Trust Company, N.A.           1            7
                           235 W. Schrock Road, Brooksedge Village
                           Westerville, OH  43081

                           Firstar Trust Company                  1           45
                           777 E. Wisconsin Avenue
                           Milwaukee, WI  53202

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----
                           State Street Bank and Trust Company    1           38
                           Global Corp. Action Dept. JAB5W
                           P.O. Box 1631
                           Boston, MA  02105-1631

Series 1998-HE2 Class A6   The Bank of New York                   1           43
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Chase Manhattan Bank                   1           57
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

Series 1998-HE2 Class A7   The Bank of New York                   1           58
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Boston Safe Deposit and Trust Company  1           17
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center, Room 153-3015
                           Pittsburgh, PA  15259

                           Firstar Trust Company                  1            8
                           777 E. Wisconsin Avenue
                           Milwaukee, WI  53202

                           The Northern Trust Company             1           17
                           801 S. Canal C-IN
                           Chicago, IL  60607

Series 1998-HE2 Class R1   Credit Suisse First Boston Corporation 1          100
                           5 World Trade Center, 7th Floor
                           New York, NY 10048

Series 1998-HE2 Class R2   Credit Suisse First Boston Corporation 1          100
                           5 World Trade Center, 7th Floor
                           New York, NY 10048

Series 1998-HE2 Class M    Chase Manhattan Bank                   1          100
                           4 New York Plaza, 13th Floor
                           New York, NY 10004

                                                          Number of  Percent of
                             Name and Address           CertificatesCertificates
Series                           of Holder                  Held        Held
------                           ---------                  ----        ----

Series 1998-HE2 Class B1   The Bank of New York                   1           43
                           925 Patterson Plank Road
                           Secaucus, NJ  07094

                           Fleet Bank of Massachusetts, N.A.      1           57
                           Fleet Services Corp.
                           2nd Floor NYROT02B
                           Rochester, NY  14638

Series 1998-HE2 Class B2   U.S. Bank National Association/        1          100
                              Safekeeping
                          First Trust Center, SPFT 0913
                          180 East Fifth Street, 9th Floor
                          St. Paul, MN 55101

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

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
--------          Form 8-K
                  -------------------------------------------------------------

(a)      99.1     Servicer's Annual Statement as to Compliance for the Series
                  1998-1 Certificates dated March 24, 1999.
         99.2     Servicer's Annual Statement as to Compliance for the Series
                  1998-2 Certificates dated March 24, 1999.
         99.3     Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-3 Certificates dated March 24, 1999.
         99.4     Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-4 Certificates dated March 24, 1999.
         99.5     Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-5 Certificates dated March 24, 1999.
         99.6     Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-6A Certificates dated March 24, 1999.
         99.7     Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-6B Certificates dated March 24, 1999.
         99.8     Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-7 Certificates dated March 24, 1999.
         99.9     Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-8A Certificates dated March 24, 1999.
         99.10    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-8B Certificates dated March 24, 1999.
         99.11    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-9 Certificates dated March 24, 1999.
         99.12    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-10A Certificates dated March 24, 1999.
         99.13    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-10B Certificates dated March 24, 1999.
         99.14    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-11A Certificates dated March 24, 1999.
         99.15    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-11B Certificates dated March 24, 1999.
         99.16    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-11C Certificates dated March 24, 1999.
         99.17    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-12A Certificates dated March 24, 1999.
         99.18    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-12B Certificates dated March 24, 1999.
         99.19    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-12C Certificates dated March 24, 1999.
         99.20    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-12D Certificates dated March 24, 1999.
         99.21    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-13 Certificates dated March 24, 1999.
         99.22    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-14 Certificates dated March 24, 1999.
         99.23    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-15 Certificates dated March 24, 1999.
         99.24    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-16 Certificates dated March 24, 1999.
         99.25    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-HE1 Certificates dated March 24, 1999.
         99.26    Servicer's  Annual  Statement as to Compliance  for the Series
                  1998-HE2 Certificates dated March 24, 1999.
         99.27    Report  dated  February  8, 1999  prepared  by the  Servicer's
                  independent  certified  public  accountants,   concerning  the
                  Servicer's  activities  for the period ended December 31, 1998
                  (relating  to the  portion of mortgage  loans in  Registrant's
                  Servicing  Portfolio,  as  defined  in Item 8, other than home
                  equity  mortgage  loans,   for  which  Registrant  is  primary
                  servicer).
         99.28    Report  dated  February  8, 1999  prepared  by the  Servicer's
                  independent  certified  public  accountants,   concerning  the
                  Servicer's  activities  for the period ended December 31, 1998
                  (relating  to the  portion of mortgage  loans in  Registrant's
                  Servicing  Portfolio,  as  defined  in Item 8,  which are home
                  equity  mortgage  loans,   for  which  Registrant  is  primary
                  servicer).
         99.29    Report  dated  February  8, 1999  prepared  by the  Servicer's
                  independent  certified  public  accountants,   concerning  the
                  Servicer's  activities  for the period ended December 31, 1998
                  (relating  to the  portion of mortgage  loans in  Registrant's
                  Servicing   Portfolio,   as  defined  in  Item  8,  for  which
                  Registrant is master servicer).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                            GE CAPITAL MORTGAGE SERVICES, INC.


                                            By: /s/      Kathryn Kelbaugh
                                            -----------------------------
                                                    Kathryn Kelbaugh
                                                    Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                  Date
         ---------                         -----                  ----


/s/ Thomas H. Mann                Director (Principal         March 29, 1999
----------------------------------Executive Officer)
Thomas H. Mann

/s/ Glen Messina                  Director                    March 29, 1999
----------------------------------
Glen Messina

/s/ Gerhard A. Miller             Director                    March 29, 1999
----------------------------------
Gerhard A. Miller

/s/ JoAnn B. Rabitz               Director                    March 29, 1999
----------------------------------
JoAnn B. Rabitz

/s/ Theodore F. Weiland           Director                    March 29, 1999
----------------------------------
Theodore F. Weiland

/s/ Terry Couto                   Principal Financial and     March 29, 1999
----------------------------------Accounting Officer
Terry Couto

                                  EXHIBIT INDEX

Exhibit No.                      Description                            Page No.
-----------                      -----------                            --------

    99.1     Servicer's Annual Statement as to Compliance for the Series     105
             1998-1 Certificates dated March 24, 1999.

    99.2     Servicer's Annual Statement as to Compliance for the Series     107
             1998-2 Certificates dated March 24, 1999.

    99.3     Servicer's Annual Statement as to Compliance for the Series     109
             1998-3 Certificates dated March 24, 1999.

    99.4     Servicer's Annual Statement as to Compliance for the Series     111
             1998-4 Certificates dated March 24, 1999.

    99.5     Servicer's Annual Statement as to Compliance for the Series     113
             1998-5 Certificates dated March 24, 1999.

    99.6     Servicer's Annual Statement as to Compliance for the Series     115
             1998-6A Certificates dated March 24, 1999.

    99.7     Servicer's Annual Statement as to Compliance for the Series     117
             1998-6B Certificates dated March 24, 1999.

    99.8     Servicer's Annual Statement as to Compliance for the Series     119
             1998-7 Certificates dated March 24, 1999.

    99.9     Servicer's Annual Statement as to Compliance for the Series     121
             1998-8A Certificates dated March 24, 1999.

    99.10    Servicer's Annual Statement as to Compliance for the Series     123
             1998-8B Certificates dated March 24, 1999.

    99.11    Servicer's Annual Statement as to Compliance for the Series     125
             1998-9 Certificates dated March 24, 1999.

    99.12    Servicer's Annual Statement as to Compliance for the Series     127
             1998-10A Certificates dated March 24, 1999.

    99.13    Servicer's Annual Statement as to Compliance for the Series     129
             1998-10B Certificates dated March 24, 1999.

    99.14    Servicer's Annual Statement as to Compliance for the Series     131
             1998-11A Certificates dated March 24, 1999.

    99.15    Servicer's Annual Statement as to Compliance for the Series     133
             1998-11B Certificates dated March 24, 1999.

    99.16    Servicer's Annual Statement as to Compliance for the Series     135
             1998-11C Certificates dated March 24, 1999.

    99.17    Servicer's Annual Statement as to Compliance for the Series     137
             1998-12A Certificates dated March 24, 1999.

    99.18    Servicer's Annual Statement as to Compliance for the Series     139
             1998-12B Certificates dated March 24, 1999.

    99.19    Servicer's Annual Statement as to Compliance for the Series     141
             1998-12C Certificates dated March 24, 1999.

    99.20    Servicer's Annual Statement as to Compliance for the Series     143
             1998-12D Certificates dated March 24, 1999.

    99.21    Servicer's Annual Statement as to Compliance for the Series     145
             1998-13 Certificates dated March 24, 1999.

    99.22    Servicer's Annual Statement as to Compliance for the Series     147
             1998-14 Certificates dated March 24, 1999.

    99.23    Servicer's Annual Statement as to Compliance for the Series     149
             1998-15 Certificates dated March 24, 1999.

    99.24    Servicer's Annual Statement as to Compliance for the Series     151
             1998-16 Certificates dated March 24, 1999.

    99.25    Servicer's Annual Statement as to Compliance for the Series     153
             1998-HE1 Certificates dated March 24, 1999.

    99.26    Servicer's Annual Statement as to Compliance for the Series     155
             1998-HE2 Certificates dated March 24, 1999.

    99.27    Report dated February 8, 1999 prepared by the Servicer's        157
             independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1998 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, other than home equity mortgage loans, for which Registrant is primary servicer).

    99.28    Report dated February 8, 1999 prepared by the Servicer's        159
             independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1998 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which Registrant is primary servicer).

    99.29    Report dated February 8, 1999 prepared by the Servicer's        161
             independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1998 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, for which Registrant is master servicer).