Form 10-K
period 1999-12-31
GE CAPITAL MORTGAGE SERVICES INC
filed 2000-03-31
CIK 792428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")

                   For the fiscal year ended December 31, 1999

                         Commission File Number: 33-5042

                       GE CAPITAL MORTGAGE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                      New Jersey                      21-0627285
                      ----------                      ----------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification No.)

                  3 Executive Campus
                Cherry Hill, New Jersey                  08002
                -----------------------                  -----
       (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:             (856) 661-6100

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 100 shares of common stock, par value $2,000.00 per share, outstanding as of March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:
              THE REGISTRANT'S CURRENT REPORTS ON FORM 8-K REFERRED
                    TO IN RESPONSE TO PART I, ITEM 2 HEREOF.

                       GE CAPITAL MORTGAGE SERVICES, INC.
                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I
         Item 1.    Business                                                3

         Item 2.    Properties                                              3

         Item 3.    Legal Proceedings                                       3

         Item 4.    Submission of Matters to a Vote of Security Holders     3

PART II
         Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters                                     3

         Item 6.    Selected Financial Data                                10

         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    10

         Item 7A.   Quantitative and Qualitative Disclosures About Market  10
                    Risk

         Item 8.    Financial Statements and Supplementary Data            10

         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                    11

PART III
         Item 10.   Directors and Executive Officers of the Registrant     11

         Item 11.   Executive Compensation                                 11

         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management                                             11

         Item 13.   Certain Relationships and Related Transactions         70

PART IV
         Item 14.   Exhibits, Financial Statement Schedules, and Reports   70
                     on Form 8-K

         Supplemental Information                                          72

         SIGNATURES                                                        73

         INDEX TO EXHIBITS                                                 74

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

PART I

Item 1.   Business
-------   --------

Pursuant to the Exemptive Order, the Company is not required to provide any other information under Item 1.

Item 2.   Properties
-------   ----------

The information set forth in the Current Reports on Form 8-K dated January 25, 1999, February 25, 1999, March 25, 1999, April 26, 1999, May 25, 1999, June 25,
1999,  July 26, 1999,  August 25, 1999,  September  27, 1999,  October 25, 1999,
November 25, 1999 and December 27, 1999 is incorporated herein by reference. See also the Servicer's Annual Statements as to Compliance that are filed as Exhibits 99.1 through 99.22 under Part IV, Item 14(a) hereof.

Item 3.   Legal Proceedings
-------   -----------------

In the case captioned Bigelow v. GE Capital Mortgage Services, Inc., filed in the U.S.D.C. Eastern District of California Fresno Branch (Coyle, J.) on October 22, 1999, the plaintiff seeks to represent a nationwide class of borrowers whose loans were originated or serviced by the Company where the borrowers have filed for bankruptcy. The complaint alleges violation of Bankruptcy Code provisions concerning attempts to collect non-reaffirmed debt.

The suit is one of at least six similar cases against various large mortgage servicing companies, all of which are filed in California. The lawsuit seeks an order declaring that the mortgage loans made to the plaintiffs and other class members are void and unenforceable. The lawsuit also seeks damages for the plaintiff and other class members, together with costs, interest, attorneys' fees and other relief.

Although there can be no assurance as to the ultimate outcome of this lawsuit, the Company has denied any liability, is vigorously defending this lawsuit and believes that final resolution thereof will not have a material adverse effect on the financial position of the Company or on the mortgage loans subject to the litigation.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

None.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

There is no established public trading market for the Company's publicly issued Multi-Class Pass-Through Certificates (the "Certificates").

As of December 31, 1999, the number of holders of record of Certificates was as follows:

                       Mortgage Pool                 Number of Holders of Record
                       -------------                 ---------------------------

               Series 1999-1 Class A1                                3
               Series 1999-1 Class A2                                6
               Series 1999-1 Class A3                                3
               Series 1999-1 Class A4                               14
               Series 1999-1 Class A5                               13
               Series 1999-1 Class A6                               11
               Series 1999-1 Class A7                                7
               Series 1999-1 Class A8                                3
               Series 1999-1 Class A9                                1
               Series 1999-1 Class A10                               3
               Series 1999-1 Class A11                               5
               Series 1999-1 Class A12                               8
               Series 1999-1 Class A13                               2
               Series 1999-1 Class A14                               5
               Series 1999-1 Class A15                               5
               Series 1999-1 Class B1                                1
               Series 1999-1 Class B2                                1
               Series 1999-1 Class M                                 1
               Series 1999-1 Class R                                 1
               Series 1999-2 Class A1                                3
               Series 1999-2 Class A2                                1
               Series 1999-2 Class A3                                2
               Series 1999-2 Class A4                                1
               Series 1999-2 Class B1                                1
               Series 1999-2 Class B2                                1
               Series 1999-2 Class M                                 1
               Series 1999-2 Class R                                 1
               Series 1999-3 Class A1                                4
               Series 1999-3 Class A2                                6
               Series 1999-3 Class A3                                1
               Series 1999-3 Class A4                                1
               Series 1999-3 Class A5                                2
               Series 1999-3 Class A6                                4
               Series 1999-3 Class A7                                3
               Series 1999-3 Class A8                                1
               Series 1999-3 Class A9                                2
               Series 1999-3 Class A10                               1
               Series 1999-3 Class A11                               1
               Series 1999-3 Class A12                               3
               Series 1999-3 Class A13                               3
               Series 1999-3 Class A14                               2
               Series 1999-3 Class A15                               3
               Series 1999-3 Class A16                               1
               Series 1999-3 Class A17                               1
               Series 1999-3 Class A18                               1
               Series 1999-3 Class B1                                1
               Series 1999-3 Class B2                                1
               Series 1999-3 Class M1                                5
               Series 1999-3 Class R                                 1
               Series 1999-4 Class A1                                8
               Series 1999-4 Class A2                                3
               Series 1999-4 Class A3                                7
               Series 1999-4 Class A4                                1
               Series 1999-4 Class B1                                1
               Series 1999-4 Class B2                                1
               Series 1999-4 Class M                                 1
               Series 1999-4 Class R                                 1
               Series 1999-5 Class A1                                1
               Series 1999-5 Class A2                                4
               Series 1999-5 Class A3                                7
               Series 1999-5 Class A4                               17
               Series 1999-5 Class A5                                3
               Series 1999-5 Class A6                               11
               Series 1999-5 Class A7                               14
               Series 1999-5 Class A8                                6
               Series 1999-5 Class A9                                2
               Series 1999-5 Class A10                               4
               Series 1999-5 Class A11                               3
               Series 1999-5 Class A12                              10
               Series 1999-5 Class A13                              21
               Series 1999-5 Class A14                              14
               Series 1999-5 Class A15                               5
               Series 1999-5 Class A16                              13
               Series 1999-5 Class A17                               1
               Series 1999-5 Class A18                               9
               Series 1999-5 Class A19                               9
               Series 1999-5 Class A20                               7
               Series 1999-5 Class A21                               5
               Series 1999-5 Class A22                               2
               Series 1999-5 Class A23                              18
               Series 1999-5 Class A24                               1
               Series 1999-5 Class A25                               1
               Series 1999-5 Class A26                              15
               Series 1999-5 Class A27                               1
               Series 1999-5 Class A28                               1
               Series 1999-5 Class A29                               8
               Series 1999-5 Class B1                                1
               Series 1999-5 Class B2                                2
               Series 1999-5 Class M                                 1
               Series 1999-5 Class R                                 1
               Series 1999-6 Class 1-A1                              1
               Series 1999-6 Class 1-A2                             10
               Series 1999-6 Class 1-A3                              2
               Series 1999-6 Class 1-A4                              6
               Series 1999-6 Class 1-A5                              1
               Series 1999-6 Class 1-A6                              0
               Series 1999-6 Class 1-A7                              6
               Series 1999-6 Class 1-A8                             16
               Series 1999-6 Class 1-A9                              6
               Series 1999-6 Class 1-A10                             9
               Series 1999-6 Class 1-A11                             1
               Series 1999-6 Class 1-A12                             1
               Series 1999-6 Class 2-A1                              7
               Series 1999-6 Class 2-A2                              1
               Series 1999-6 Class 2-A3                             10
               Series 1999-6 Class 2-A4                              1
               Series 1999-6 Class 2-A5                              2
               Series 1999-6 Class 2-AB                              1
               Series 1999-6 Class B1                                1
               Series 1999-6 Class B2                                1
               Series 1999-6 Class M1                                1
               Series 1999-6 Class R-RL                              1
               Series 1999-9 Class 1-A1                              1
               Series 1999-9 Class 1-A2                              1
               Series 1999-9 Class 1-A3                             10
               Series 1999-9 Class 1-A4                              1
               Series 1999-9 Class 1-A5                              0
               Series 1999-9 Class 1-A6                              1
               Series 1999-9 Class 1-A7                              1
               Series 1999-9 Class 1-A8                              3
               Series 1999-9 Class 1-A9                              8
               Series 1999-9 Class 2-A1                              2
               Series 1999-9 Class 2-A2                              4
               Series 1999-9 Class 2-A3                              2
               Series 1999-9 Class 2-A4                              3
               Series 1999-9 Class 2-A5                              1
               Series 1999-9 Class 2-A6                              1
               Series 1999-9 Class 2-A7                              2
               Series 1999-9 Class 2-A8                              1
               Series 1999-9 Class 2-A9                              4
               Series 1999-9 Class B1                                1
               Series 1999-9 Class B2                                1
               Series 1999-9 Class M                                 1
               Series 1999-9 Class R                                 1
               Series 1999-9 Class RL                                1
               Series 1999-10 Class A1                               2
               Series 1999-10 Class A2                               1
               Series 1999-10 Class A3                               3
               Series 1999-10 Class B1                               1
               Series 1999-10 Class B2                               1
               Series 1999-10 Class M                                1
               Series 1999-10 Class R                                1
               Series 1999-11 Class A1                               2
               Series 1999-11 Class A2                               4
               Series 1999-11 Class A3                               5
               Series 1999-11 Class A4                               1
               Series 1999-11 Class A5                               1
               Series 1999-11 Class A6                               1
               Series 1999-11 Class A7                               4
               Series 1999-11 Class A8                              15
               Series 1999-11 Class A9                               1
               Series 1999-11 Class A10                             14
               Series 1999-11 Class A11                             10
               Series 1999-11 Class A12                              7
               Series 1999-11 Class A13                              1
               Series 1999-11 Class A14                              1
               Series 1999-11 Class A15                              0
               Series 1999-11 Class A16                              0
               Series 1999-11 Class A17                              5
               Series 1999-11 Class A18                             24
               Series 1999-11 Class A19                             16
               Series 1999-11 Class A20                              1
               Series 1999-11 Class A21                              4
               Series 1999-11 Class A22                              1
               Series 1999-11 Class B1                               1
               Series 1999-11 Class B2                               1
               Series 1999-11 Class M                                1
               Series 1999-11 Class R                                1
               Series 1999-11 Class RL                               1
               Series 1999-12 Class A1                               1
               Series 1999-12 Class A2                               2
               Series 1999-12 Class A3                               1
               Series 1999-12 Class B1                               1
               Series 1999-12 Class B2                               1
               Series 1999-12 Class M                                1
               Series 1999-12 Class R                                1
               Series 1999-13 Class A1                               2
               Series 1999-13 Class A2                               2
               Series 1999-13 Class A3                               1
               Series 1999-13 Class A4                               1
               Series 1999-13 Class A5                               2
               Series 1999-13 Class A6                               4
               Series 1999-13 Class A7                               5
               Series 1999-13 Class A8                               1
               Series 1999-13 Class A9                               1
               Series 1999-13 Class A10                              1
               Series 1999-13 Class A11                              1
               Series 1999-13 Class A12                              1
               Series 1999-13 Class A13                             11
               Series 1999-13 Class A14                              1
               Series 1999-13 Class A15                             13
               Series 1999-13 Class A16                              5
               Series 1999-13 Class A17                              2
               Series 1999-13 Class B1                               1
               Series 1999-13 Class B2                               1
               Series 1999-13 Class M                                1
               Series 1999-13 Class R                                1
               Series 1999-14 Class A1                               1
               Series 1999-14 Class A2                               1
               Series 1999-14 Class A3                               1
               Series 1999-14 Class A4                               1
               Series 1999-14 Class A5                               1
               Series 1999-14 Class A6                               2
               Series 1999-14 Class A7                               1
               Series 1999-14 Class A8                               6
               Series 1999-14 Class A9                               1
               Series 1999-14 Class B1                               1
               Series 1999-14 Class B2                               1
               Series 1999-14 Class M                                1
               Series 1999-14 Class R                                1
               Series 1999-15 Class A1                               3
               Series 1999-15 Class A2                               2
               Series 1999-15 Class A3                               1
               Series 1999-15 Class A4                               7
               Series 1999-15 Class A5                               1
               Series 1999-15 Class A6                               1
               Series 1999-15 Class A7                               1
               Series 1999-15 Class A8                               1
               Series 1999-15 Class A9                               2
               Series 1999-15 Class A10                              1
               Series 1999-15 Class A11                              3
               Series 1999-15 Class A12                              2
               Series 1999-15 Class A13                              1
               Series 1999-15 Class A14                              1
               Series 1999-15 Class A15                              4
               Series 1999-15 Class A16                              7
               Series 1999-15 Class A17                              6
               Series 1999-15 Class A18                              3
               Series 1999-15 Class A19                             15
               Series 1999-15 Class A20                              4
               Series 1999-15 Class A21                              9
               Series 1999-15 Class A22                              2
               Series 1999-15 Class A23                              5
               Series 1999-15 Class A24                              1
               Series 1999-15 Class A25                              2
               Series 1999-15 Class A26                              1
               Series 1999-15 Class A27                              1
               Series 1999-15 Class A28                              1
               Series 1999-15 Class 2-A1                             1
               Series 1999-15 Class 2-A2                             7
               Series 1999-15 Class 2-A3                             1
               Series 1999-15 Class 2-A4                             7
               Series 1999-15 Class 2-A5                             2
               Series 1999-15 Class B1                               1
               Series 1999-15 Class B2                               1
               Series 1999-15 Class M                                1
               Series 1999-15 Class R                                1
               Series 1999-16 Class A1                               4
               Series 1999-16 Class B1                               1
               Series 1999-16 Class B2                               1
               Series 1999-16 Class M                                1
               Series 1999-16 Class R                                1
               Series 1999-17 Class A1                               3
               Series 1999-17 Class A2                               1
               Series 1999-17 Class A3                               8
               Series 1999-17 Class A4                               6
               Series 1999-17 Class A5                               5
               Series 1999-17 Class A6                               1
               Series 1999-17 Class A7                               2
               Series 1999-17 Class A8                               1
               Series 1999-17 Class A9                               3
               Series 1999-17 Class A10                              8
               Series 1999-17 Class A11                              1
               Series 1999-17 Class A12                              2
               Series 1999-17 Class B1                               1
               Series 1999-17 Class B2                               1
               Series 1999-17 Class M                                1
               Series 1999-17 Class R                                1
               Series 1999-18 Class A1                               1
               Series 1999-18 Class A2                               1
               Series 1999-18 Class A3                               1
               Series 1999-18 Class A4                               1
               Series 1999-18 Class A5                               3
               Series 1999-18 Class A6                               2
               Series 1999-18 Class A7                               1
               Series 1999-18 Class A8                               2
               Series 1999-18 Class A9                               3
               Series 1999-18 Class A10                              1
               Series 1999-18 Class A11                              1
               Series 1999-18 Class A12                             13
               Series 1999-18 Class A13                              2
               Series 1999-18 Class B1                               1
               Series 1999-18 Class B2                               1
               Series 1999-18 Class M                                1
               Series 1999-18 Class R                                1
               Series 1999-18 Class RL                               1
               Series 1999-19 Class A                                1
               Series 1999-19 Class B1                               1
               Series 1999-19 Class B2                               1
               Series 1999-19 Class M                                1
               Series 1999-19 Class R                                1
               Series 1999-20 Class A1                               3
               Series 1999-20 Class A2                               1
               Series 1999-20 Class A3                               2
               Series 1999-20 Class A4                               1
               Series 1999-20 Class A5                               3
               Series 1999-20 Class A6                               1
               Series 1999-20 Class A7                               2
               Series 1999-20 Class A8                               1
               Series 1999-20 Class A9                               1
               Series 1999-20 Class A10                              6
               Series 1999-20 Class A11                              5
               Series 1999-20 Class A12                              2
               Series 1999-20 Class A13                              6
               Series 1999-20 Class A14                              2
               Series 1999-20 Class A15                              5
               Series 1999-20 Class A16                             10
               Series 1999-20 Class A17                              3
               Series 1999-20 Class A18                              2
               Series 1999-20 Class A19                              5
               Series 1999-20 Class B1                               1
               Series 1999-20 Class B2                               1
               Series 1999-20 Class M                                1
               Series 1999-20 Class R                                1
               Series 1999-21 Class A                               10
               Series 1999-21 Class B1                               1
               Series 1999-21 Class B2                               1
               Series 1999-21 Class M                                1
               Series 1999-21 Class R                                1
               Series 1999-HE1 Class A1                             26
               Series 1999-HE1 Class A2                             14
               Series 1999-HE1 Class A3                             16
               Series 1999-HE1 Class A4                              7
               Series 1999-HE1 Class A5                             16
               Series 1999-HE1 Class A6                              3
               Series 1999-HE1 Class A7                              7
               Series 1999-HE1 Class B1                              2
               Series 1999-HE1 Class B2                              5
               Series 1999-HE1 Class M                               4
               Series 1999-HE1 Class R1                              1
               Series 1999-HE1 Class R2                              1
               Series 1999-HE2 Class A1                              7
               Series 1999-HE2 Class A2                              7
               Series 1999-HE2 Class A3                              3
               Series 1999-HE2 Class A4                             31
               Series 1999-HE2 Class A5                              3
               Series 1999-HE2 Class A6                              1
               Series 1999-HE2 Class B1                              1
               Series 1999-HE2 Class B2                              1
               Series 1999-HE2 Class M                               2
               Series 1999-HE2 Class R1                              1
               Series 1999-HE2 Class R2                              1

Pursuant to the Exemptive Order, the Company is not required to provide any other information under Item 5.

Item 6.   Selected Financial Data
-------   -----------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------    ---------------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

See the Servicer's Annual Statements as to Compliance that are filed as Exhibits
99.1 through 99.22 under Part IV, Item 14(a) hereof; see also reports concerning the Registrant's servicing activities, dated January 28, 2000, prepared by the Registrant's independent certified public accountants, filed as Exhibit 99.23 (relating to the portion of the mortgage loans in the Registrant's Servicing Portfolio, as defined below, comprised of mortgage loans other than home equity mortgage loans for which Registrant is primary servicer), Exhibit 99.24 (relating to the home equity loan portion of the Registrant's Servicing Portfolio for which Registrant is primary servicer) and Exhibit 99.25 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio for which Registrant is master servicer) under Part IV, Item 14(a) hereof. Insofar as a portion of the mortgage loans covered by the report filed by the Company as
Exhibit 99.25 are also directly serviced by the Company, such mortgage loans are also covered by the report filed as Exhibit 99.24. "Registrant's Servicing Portfolio" includes, but is not limited to, mortgage loans in Series with respect to which this Annual Report on Form 10-K is filed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------   ---------------------------------------------------------------
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 11.  Executive Compensation
--------  ----------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

(a) Set forth below is certain information with respect to each holder of record of more than five percent (5%) of the fractional undivided interests in a Mortgage Pool evidenced by a Class of a Series of Certificates publicly-offered during1999, as of December 31, 1999.

                                                         Number of   Percent of
                            Name and Address           Certificates Certificates
Series                          of Holder                  Held         Held
------                          ---------                  ----         ----

Series 1999-1 Class A1   The Bank of New York               1            63
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Fleet National Bank                1             7
                         Fleet Services Corp.
                         2nd Floor NYROT02B
                         Rochester, NY  14638

                         LaSalle National Bank              1            30
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-1 Class A2   Bankers Trust Company              1            55
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank/Broker &      1            17
                           Dealer Clearing Department
                         4 New York Plaza, 21st Floor
                         New York, NY  10015

                         Citibank, N.A.                     1             9
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Investors Bank & Trust             1             9
                         200 Clarendon Street, 15th Floor
                         Hancock Tower
                         Boston, MA  02116

                         Mellon Bank/Safekeeping            1             5
                         One Mellon Bank Center
                         4th Floor 151-0440
                         Pitsburgh, PA  15258

                         Morgan Stanley & Co. Incorporated  1             5
                         One Pierrepont Plaza, 7th Floor
                         Brooklyn, NY  11201

Series 1999-1 Class A3   Salomon Smith Barney, Inc.         1            95
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-1 Class A4   A.G. Edwards & Sons, Inc.          1            56
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         Salomon Smith Barney, Inc.         1            22
                         333 W. 34th Street
                         New York, NY  10001

                         Stifel, Nicolaus & Company         1             6
                           Incorporated
                         500 N. Broadway
                         St. Louis, MO  63102

Series 1999-1 Class A5   Donaldson, Lufkin and Jenrette     1            11
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         Firstar Bank N.A.                  1            13
                         425 Walnut Street, Location
                           CN-WM-06CT
                         Cincinnati, OH  45201

                         National Financial Services        1            10
                           Corporation
                         200 Liberty Street
                         New York, NY  10281

                         Raymond, James & Associates, Inc.  1            17
                         880 Carilton Parkway
                           P.O. Box 12749
                         St. Petersburg, FL  33733

                         Salomon Smith Barney, Inc.         1            34
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-1 Class A6   Donaldson, Lufkin and Jenrette     1             5
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         First Clearing Corporation         1            13
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         McDonald Investments Inc.          1            30
                         800 Superior Avenue
                         Cleveland, OH  44114

                         Salomon Smith Barney, Inc.         1            47
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-1 Class A7   Bear, Stearns Securities Corp.     1            15
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY  11201-3862

                         Donaldson, Lufkin and Jenrette     1            15
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         Geoge K. Baum & Company            1             7
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Legg Mason Wood Walker, Inc.       1            22
                         100 Light Street, P.O. Box 1476
                         Baltimore, MD  21203-1476

                         Paine Webber Incorporated          1            38
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1999-1 Class A8   Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-1 Class A9   First Union National Bank          1           100
                         1525 West W. T., Harris
                           Boulevard 3A4
                         Charlotte, NC  28288

Series 1999-1 Class A10  The Northern Trust Company         1            21
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         Salomon Smith Barney, Inc.         1            77
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-1 Class A11  Salomon Smith Barney, Inc.         1            97
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-1 Class A12  Prudential Securities Corporation  1            97
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-1 Class A13  BT Alexander Brown Incorporated    1           100
                         Proxy Department, P.O. Box 1776
                         Baltimore, MD  21203

Series 1999-1 Class A14  First Clearing Corporation         1            25
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            38
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         National Financial Services        1            30
                           Corporation
                         200 Liberty Street
                         New York, NY  10281

                         Salomon Smith Barney, Inc.         1             5
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-1 Class A15  Donaldson, Lufkin and Jenrette     1            10
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         Legg Mason Wood Walker, Inc.       1            78
                         100 Light Street, P.O. Box 1476
                         Baltimore, MD  21203-1476

                         Stone & Youngberg                  1            11
                         50 California Street, 35th Floor
                         San Francisco, CA  94111

Series 1999-1 Class B1   Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-1 Class B2   The Bank of New York               1            26
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-1 Class M    Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-1 Class R    Merrill Lynch, Pierce, Fenner &    1           100
                           Smith, Inc.
                         250 Vesy Street
                         New York, NY  10281

Series 1999-2 Class A1   Bankers Trust Company              1            37
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Citibank, N.A.                     1            62
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-2 Class A2   Citibank, N.A.                     1           100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-2 Class A3   The Bank of New York               1            82
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Citibank, N.A.                     1            18
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-2 Class A4   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-2 Class B1   The Northern Trust Company         1           100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-2 Class B2   The Northern Trust Company         1           100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-2 Class M    Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-2 Class R    First Union National Bank of       1           100
                           North Carolina
                         8739 Research Drive
                         Charlotte, NC  28262

Series 1999-3 Class A1   Bankers Trust Company              1            85
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         SSB - Trust Custody                1            11
                         225 Franklin Street, M4
                         Boston, MA  02110

Series 1999-3 Class A2   The Bank of New York               1             5
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Dean Witter Reynolds, Inc.         1            92
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-3 Class A3   Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-3 Class A4   Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-3 Class A5   Chase Manhattan Bank/Broker &      1            80
                           Dealer Clearing Department
                         4 New York Plaza, 21st Floor
                         New York, NY  10015

                         Merrill Lynch, Pierce, Fenner      1            20
                           & Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ  08855

Series 1999-3 Class A6   Salomon Smith Barney, Inc.         1            98
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-3 Class A7   Salomon Smith Barney, Inc.         1            98
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-3 Class A8   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-3 Class A9   Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-3 Class A10  Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-3 Class A11  Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-3 Class A12  Salomon Smith Barney, Inc.         1            97
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-3 Class A13  Salomon Smith Barney, Inc.         1            99
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-3 Class A14  Salomon Smith Barney, Inc.         1            98
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-3 Class A15  Bankers Trust Company              1             8
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1            87
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1             6
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-3 Class A16  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-3 Class A17  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-3 Class A18  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-3 Class B1   The Northern Trust Company         1           100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-3 Class B2   Firstar Bank N.A.                  1           100
                         425 Walnut Street
                         Location CN-WM-06CT
                         Cincinnati, OH  45201

Series 1999-3 Class M1   The Bank of New York               1            32
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1            22
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         PNC Bank, National Association     1            22
                         1600 Market Street, 29th Floor
                         Philadelphia, PA  19103

                         State Street Bank and Trust        1            22
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-3 Class R    NMC Residual Ownership, L.L.C.     1           100
                         6400 S. Fiddler's Green Circle
                         Suite 1200
                         Englewood, CO  80111

Series 1999-4 Class A1   The Bank of New York               1             9
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company              1            35
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1             8
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1            32
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         First Union National Bank          1             5
                         1525 West W. T., Harris
                           Boulevard 3A4
                         Charlotte, NC  28288

                         Mercantile Bank National           1             9
                           Association Bond Portfolio
                         P.O. Box 349
                         St. Louis, MO  63166

Series 1999-4 Class A2   The Bank of New York               1            31
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Mercantile Bank National           1            31
                           Association Bond Department
                         P.O. Box 349
                         St. Louis, MO  63166

                         Mercantile Bank National           1            37
                           Association Bond Portfolio
                         P.O. Box 349
                         St. Louis, MO  63166

Series 1999-4 Class A3   American National Bank & Trust     1             9
                           Company of Chicago Safekeeping
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Chase Manhattan Bank               1             7
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Chase Manhattan Bank               1             5
                           Correspondence Clearing Services
                         4 New York Plaza
                         New York, NY  10004

                         First Union National Bank          1             9
                         1525 West W. T., Harris
                           Boulevard 3A4
                         Charlotte, NC  28288

                         PNC Bank, N.A./Pittsburgh          1            66
                         One PNC Plaza, 9th Floor
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

Series 1999-4 Class A4   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-4 Class B1   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-4 Class B2   Boston Safe Deposit and Trust      1           100
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 1999-4 Class M    Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-4 Class R    TFinn Co.                          1           100
                         c/o Chase Manhattan Bank
                         Dept. 6583 - Outsourcing Services
                         P.O. Box 50000
                         Newark, NJ  07101

Series 1999-5 Class A1   Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-5 Class A2   The Bank of New York               1            23
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1            44
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1            31
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-5 Class A3   Morgan, Keegan & Company, Inc.     1            10
                         50 North Front Street
                         Memphis, TN  38103

                         Salomon Smith Barney, Inc.         1            81
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-5 Class A4   David Lerner Associates, Inc.      1             6
                         477 Jericho Turnpike
                         Syosset, NY  11791

                         Dain Rauscher Incorporated         1            24
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         M.L. Stern & Co., LLC              1            18
                         8350 Wilshire Boulevard, 3rd Floor
                         Beverly Hills, CA  90211

                         Salomon Smith Barney, Inc.         1            22
                         333 W. 34th Street
                         New York, NY  10001

                         Stifel, Nicolaus & Company         1             6
                           Incorporated
                         500 N. Broadway
                         St. Louis, MO  63102

Series 1999-5 Class A5   First Clearing Corporation         1             5
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         Salomon Smith Barney, Inc.         1            94
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-5 Class A6   The Bank of New York               1            13
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         First Clearing Corporation         1            30
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            22
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Raymond, James & Associates, Inc.  1            24
                         880 Carilton Parkway, P.O. Box 12749
                         St. Petersburg, FL  33733

Series 1999-5 Class A7   Donaldson, Lufkin and Jenrette     1            39
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         Ferris, Baker Watts, Incorporated  1            19
                         8403 Colesville Road
                         Silver Spring, MD  20910

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            11
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         M.L. Stern & Co., LLC              1            12
                         8350 Wilshire Boulevard, 3rd Floor
                         Beverly Hills, Ca  90211

Series 1999-5 Class A8   The Bank of New York               1             5
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company              1            21
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Bank One, Oklahoma, N.A.           1            11
                         100 N. Broadway, 6th Floor -
                           Safekeeping
                         Oklahoma City, OK  73102

                         Chase Manhattan Bank               1            47
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Prudential Securities Incorporated 1             5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Wilmington Trust Company           1            11
                         Rodney Square North
                         1100 North Market Street
                         Wilmington, DE  19890-0001

Series 1999-5 Class A9   Salomon Smith Barney, Inc.         1            97
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-5 Class A10  Salomon Smith Barney, Inc.         1            99
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-5 Class A11  The Bank of New York               1             6
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Salomon Smith Barney, Inc.         1            92
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-5 Class A12  Dain Rauscher Incorporated         1            39
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         First Clearing Corporation         1             6
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            43
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Robert W. Baird & Co. Incorporated 1             9
                         777 E. Wisconsin Avenue
                         Milwaukee, WI  53202

Series 1999-5 Class A13  First Clearing Corporation         1            27
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         Morgan, Keegan & Company, Inc.     1             6
                         50 North Front Street
                         Memphis, TN  38103

                         Prudential Securities Corporation  1            43
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Southwest Securities, Inc.         1             6
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Englewood, NY  11717

Series 1999-5 Class A14  Dain Rauscher Incorporated         1            30
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         Donaldson, Lufkin and Jenrette     1             6
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         Southwest Securities, Inc.         1            13
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Stifel, Nicholaus & Company        1            31
                           Incorporated
                         500 N. Broadway
                         St. Louis, MO  63102

Series 1999-5 Class A15  BNY Clearing Services LLC          1            76
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         Commerica Bank                     1            15
                         Cap. Chg./Proxy 7CBB/MC 3530
                         Detroit, MI  48275-3530

                         A.G. Edwards & Sons, Inc.          1             5
                         125 Broad Street, 40th Floor
                         New York, NY  10004

Series 1999-5 Class A16  Fahnestock & Co., Inc.             1             5
                         125 Broad Street
                         New York, NY  10004

                         Lewco Securities Corp.             1             5
                         34 Exchange Place Plaza, 4th Floor
                         Jersey City, NJ  07311-3988

                         Mercantile Bank, National          1            60
                           Association
                         1 Mercentile Tower, P.O. Box 387
                         Tram 17-1
                         St. Louis, MO  63166-0387

                         Raymond, James & Associates, Inc.  1            11
                         880 Carilion Parkway, P.O. Box 12749
                         St. Petersburg, FL  33733

                         Stephens, Inc.                     1             6
                         111 Center Street
                         Little Rock, AR  72201

Series 1999-5 Class A17  Boston Safe Deposit and Trust      1           100
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Series 1999-5 Class A18  First Clearing Corporation         1            14
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            11
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         McDonald Investments Inc.          1            23
                         800 Superior Avenue
                         Cleveland, OH  44114

                         Paine Webber Incorporated          1             6
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Prudential Securities Corporation  1            41
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-5 Class A19  The Bank of New York               1             5
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bear, Stearns Securities Corp.     1            19
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY  11201-3862

                         Donaldson, Lufkin and Jenrette     1            19
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         Geoge K. Baum & Company            1             5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Janney Montgomery Scott, Inc.      1             5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Paine Webber Incorporated          1            42
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1999-5 Class A20  Bear Stearns Securities Corp.      1            17
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY  11201-3862

                         BT Alex, Brown Incorporated        1            47
                         Proxy Department, P.O. Box 1776
                         Baltimore, MD  21203

                         Legg Mason Wood Walker, Inc.       1            25
                         100 Light Street, P.O. Box 1476
                         Baltimore, MD  21203-1476

                         PaineWebber, Inc.                  1             7
                         1000 Harbor Boulevard
                         8th Floor, MBS and P&I
                         Weehawken, NJ  07087

Series 1999-5 Class A21  PaineWebber, Inc.                  1             6
                         1000 Harbor Boulevard
                         8th Floor, MBS and P&I
                         Weehawken, NJ  07087

                         Prudential Securities Incorporated 1            90
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-5 Class A22  Prudential Securities Incorporated 1            97
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-5 Class A23  Fiserv Securities, Inc.            1             5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         First Clearing Corporation         1            35
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            15
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Janney Montgomery Scott Inc.       1            10
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         McDonald Investments Inc.          1             8
                         800 Superior Avenue
                         Cleveland, OH  44114

                         National Financial Services        1             8
                           Corporation
                         200 Liberty Street
                         New York, NY  10281

Series 1999-5 Class A24  Chase Manhattan Bank/Broker and    1           100
                           Dealer Clearance Department
                         4 New York Plaza, 21st Floor
                         New York, NY  10015

Series 1999-5 Class A25  Banc of America Securities LLC     1           100
                         200 North College Street, 3rd Floor
                         Charlotte, NC  28255

Series 1999-5 Class A26  Chase Manhattan Bank               1            22
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         A.G. Edwards & Sons, Inc.          1            33
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1             5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Salomon Smith Barney, Inc.         1            33
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-5 Class A27  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-5 Class A28  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-5 Class A29  Bankers Trust Company              1            12
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1             8
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         The Northern Trust Company         1            30
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         PNC Bank, National Association     1            13
                         1600 Market Street, 29th Floor
                         Philadelphia, PA  19103

                         State Street Bank and Trust        1            31
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-5 Class B1   The Northern Trust Company         1           100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-5 Class B2   Bear, Stearns Securities Corp.     1            63
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY  11201-3862

                         Boston Safe Deposit and Trust      1            38
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Series 1999-5 Class M    Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-5 Class R    PaineWebber, Inc.                  1           100
                         1000 Harbor Boulevard
                         8th Floor, MBS and P&I
                         Weehawken, NJ  07087

Series 1999-6 Class 1-A1 Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-6 Class 1-A2 American Express Trust Company     1             5
                         180 East 5th Street
                         St. Paul, MN  55440

                         Bankers Trust Company              1            33
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust      1             7
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank Trust Co.     1             7
                           of California
                         4 New York Plaza, Proxy Department, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1            16
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         The Northern Trust Company         1            22
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust        1             5
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-6 Class 1-A3 Compass Bank - ALFA                1            88
                         15 South 20th Street-7th Floor
                         Birmingham, AL  35233

                         Wachovia Securities, Inc.          1            12
                         5225 Seventy Seven Center Drive
                         Charlotte, NC  28217-0708

Series 1999-6 Class 1-A4 The Bank of New York               1            15
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1            19
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1            15
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Northern Trust Company -           1            47
                           Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

Series 1999-6 Class 1-A5 Citibank, N.A.                     1           100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-6 Class 1-A7 Donaldson, Lufkin and Jenrette     1            23
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         McDonald Investments Inc.          1            27
                         800 Superior Avenue
                         Cleveland, OH  44114

                         M.L. Stern & Co., LLC              1            23
                         8350 Wilshire Boulevard, 3rd Floor
                         Beverly Hills, CA  90211

                         Wedbush Morgan Securities, Inc.    1            21
                         1000 Wilshire Boulevard
                         Los Angeles, CA  90017

Series 1999-6 Class 1-A8 J.J.B. Hilliard, W.L. Lyons, Inc.  1            11
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Legg Mason Wood Walker, Inc.       1            13
                         100 Light Street, P.O. Box 1476
                         Baltimore, MD  21203-1476

                         Paine Webber Incorporated          1            30
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Prudential Securities Corporation  1            28
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-6 Class 1-A9 Dean Witter Reynolds, Inc.         1            93
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-6 Class 1-A10Donaldson, Lufkin and Jenrette     1             6
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1             9
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Paine Webber Incorporated          1            18
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Dean Witter Reynolds, Inc.         1            62
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-6 Class 1-A11LBI-Lehman Government Securities,  1           100
                            Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302


Series 1999-6 Class 1-A12LBI-Lehman Government Securities,  1           100
                           Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302

Series 1999-6 Class 2-A1 The Bank of New York               1            26
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1            55
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Salomon Smith Barney, Inc.         1             6
                         333 W. 34th Street
                         New York, NY  10001

                         State Street Bank and Trust        1             6
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-6 Class 2-A2 The Northern Trust Company         1           100
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-6 Class 2-A3 Edward D. Jones & Co.              1            99
                         201 Progress Parkway
                         Maryland Heights, MO  63043-3042

Series 1999-6 Class 2-A4 LBI-Lehman Government Securities,  1           100
                           Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302

Series 1999-6 Class 2-A5 The Northern Trust Company         1            37
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust        1            63
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-6 Class 2-AB LBI-Lehman Government Securities   1           100
                            Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302

Series 1999-6 Class B1   Bankers Trust Company              1           100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-6 Class B2   Bankers Trust Company              1            89
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-6 Class M1   Bankers Trust Company              1           100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-6 Class R-RL First Union National Bank of       1           100
                           North Carolina
                         8739 Research Drive
                         Charlotte, NC  28262

Series 1999-9 Class 1-A1 Northern Trust Company -           1           100
                           Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

Series 1999-9 Class 1-A2 Citibank, N.A.                     1           100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-9 Class 1-A3 Boston Safe Deposit and Trust      1            25
                           Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               1            17
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1             5
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Norwest Bank Minnesota,            1             7
                           National Association
                         733 Marquette Avenue
                         Minneapolis, MN  55479-0056

                         The Northern Trust Company         1            11
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         PNC Bank, National Association     1             5
                         1600 Market Street, 29th Floor
                         Philadelphia, PA  19103

                         PWI CMO Account                    1            18
                         1000 Harbor Boulevard, 8th Floor
                         Weehawken, NJ  07087

                         State Street Bank and Trust        1             9
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-9 Class 1-A4 Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-9 Class 1-A6 The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-9 Class 1-A7 Wachovia Securities, Inc.          1           100
                         5225 Seventy Seven Center Drive
                         Charlotte, NC  28217-0708

Series 1999-9 Class 1-A8 The Bank of New York               1            64
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         SSB - Trust Custody                1            16
                         225 Franklin Street, M4
                         Boston, MA  02110

                         State Street Bank and Trust        1            20
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-9 Class 1-A9 Bankers Trust Company              1            20
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         BNY Clearing Services LLC          1            20
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         Chase Manhattan Bank               1            26
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         McDonald Investments Inc.          1            10
                         800 Superior Avenue
                         Cleveland, OH  44114

                         Northern Trust Company -           1            20
                           Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

Series 1999-9 Class 2-A1 The Bank of New York               1            46
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank/Broker and    1            54
                           Dealer Clearance Department
                         4 New York Plaza, 21st Floor
                         New York, NY  10015

Series 1999-9 Class 2-A2 Chase Manhattan Bank               1            27
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         First Clearing Corporation         1             9
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         Salomon Smith Barney, Inc.         1            62
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 1999-9 Class 2-A3 The Bank of New York               1            17
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Nomura Securities/Fixed Income     1            83
                         2 World Financial Center, Building B
                         New York, NY  10281-1198

Series 1999-9 Class 2-A4 Raymond, James & Associates, Inc.  1             6
                         880 Carilion Parkway, P.O. Box 12749
                         St. Petersburg, FL  33733

                         Salomon Smith Barney, Inc.         1            92
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 1999-9 Class 2-A5 Bankers Trust Company              1           100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-9 Class 2-A6 Salomon Smith Barney, Inc.         1           100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 1999-9 Class 2-A7 Salomon Smith Barney, Inc.         1            99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 1999-9 Class 2-A8 Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-9 Class 2-A9 Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-9 Class B1   Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-9 Class B2   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-9 Class M    Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-9 Class R    Salomon Smith Barney, Inc.         1           100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 1999-9 Class RL   NMC Residual Ownership, L.L.C.     1           100
                         6400 S. Fiddler's Green Circle, Suite 1200
                         Englewood, CO  80111

Series 1999-10 Class A1  The Bank of New York               1            11
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company              1            89
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-10 Class A2  PNC Bank, N.A.Pittsburgh           1           100
                         One PNC Plaza, 9th Floor
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

Series 1999-10 Class A3  Fiduciary Trust Company            1            49
                           International
                         Two World Trade Center, 96th Floor
                         New York, NY  10048-0772

                         The Northern Trust Company         1            18
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust        1            33
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-10 Class B1  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-10 Class B2  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-10 Class M   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-10 Class R   Credit Suisse First Boston         1           100
                           Corporation
                         5 Wold Trade Center, 7th Floor
                         New York, NY  10048

Series 1999-11 Class A1  Investors Fiduciary Trust          1            80
                           Company/SSB
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

                         State Street Bank and Trust        1            20
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-11 Class A2  The Bank of New York/Countrywide   1             5
                             Securities Corp.
                         2 Rector Street, 3rd Floor
                         New York, NY  10006

                         Boston Safe Deposit and Trust      1            26
                           Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Investors Fiduciary Trust          1            63
                           Company/SSB
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

                         PNC Bank, National Association     1             7
                         1600 Market Street, 29th Floor
                         Philadelphia, PA  19103

Series 1999-11 Class A3  Bankers Trust Company              1            12
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Investors Fiduciary Trust          1            78
                           Company/SSB
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

                         State Street Bank and Trust        1             6
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-11 Class A4  Bankers Trust Company              1           100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-11 Class A5  Custodial Trust Company            1           100
                         101 Carnegie Center
                         Princeton, NJ  08540

Series 1999-11 Class A6  Bankers Trust Company              1           100
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-11 Class A7  Bankers Trust Company              1            22
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         LBI-Lehman Government Securities   1            33
                           Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302

                         Northern Trust Company -           1            21
                           Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

                         The Fifth Third Bank               1            24
                         Dept. 00850 - Proxy
                         38 FountainSquare Plaza
                         Cincinnati, OH  45263

Series 1999-11 Class A8  Bear Stearns Securities Corp.      1            45
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY  11201-3862

                         BNY Clearing Services LLC          1             5
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         Dean Witter Reynolds, Inc.         1            44
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-11 Class A9  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-11 Class A10 Bankers Trust Company              1            77
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         BNY Clearing Services LLC          1             7
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

Series 1999-11 Class A11 First Clearing Corporation         1            37
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         Janney Montgomery Scott, Inc.      1             6
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Prudential Securities Corporation  1            50
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-11 Class A12 Bear Stearns Securities Corp.      1            13
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

                         J.A. Glynn & Co.                   1            23
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Janney Montgomery Scott Inc.       1            15
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Legg Mason Wood Walker, Inc.       1            38
                         100 Light Street, P.O. Box 1476
                         Baltimore, MD  21203-1476

Series 1999-11 Class A13 Citibank, N.A.                     1           100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-11 Class A14 Salomon Smith Barney, Inc.         1           100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 1999-11 Class A17 Bankers Trust Company              1            23
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1            71
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-11 Class A18 BNY Clearing Services LLC          1            13
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         Dain Rauscher Incorporated         1            13
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         First Clearing Corporation         1             6
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         Janney Montgomery Scott Inc.       1             5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Legg Mason Wood Walker, Inc.       1            15
                         100 Light Street, P.O. Box 1476
                         Baltimore, MD  21203-1476

                         Wedbush Morgan Securities, Inc.    1             6
                         1000 Wilshire Boulevard
                         Los Angeles, CA  90017

                         Dean Witter Reynolds, Inc.         1             9
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-11 Class A19 City Securities Corporation        1             7
                         135 N. Pennsylvania Street
                         Suite 2200
                         Indianapolis, IN  46204

                         Donaldson, Lufkin and Jenrette     1            24
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            37
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Janney Montgomery Scott Inc.       1            13
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         National Financial Services        1             6
                           Corporation
                         200 Liberty Street
                         New York, NY  10281

Series 1999-11 Class A20 Bear Stearns Securities Corp.      1           100
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

Series 1999-11 Class A21 Bankers Trust Company              1            63
                         c/o BT Services Tennessee Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Donaldson, Lufkin and Jenrette     1            12
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         Prudential Securities Incorporated 1            17
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Stone & Youngberg                  1             8
                         50 California Street, 35th Floor
                         San Francisco, CA  94111

Series 1999-11 Class A22 Investors Fiduciary Trust          1           100
                           Company/SSB
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-11 Class B1  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-11 Class B2  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-11 Class M   Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-11 Class R   NMC Residual Ownership, L.L.C.     1           100
                         6400 S. Fiddler's Green Circle
                         Suite 1200
                         Englewood, CO  80111

Series 1999-11 Class RL  NMC Residual Ownership, L.L.C.     1           100
                         6400 S. Fiddler's Green Circle
                         Suite 1200
                         Englewood, CO  80111

Series 1999-12 Class A1  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-12 Class A2  Bankers Trust Company              1            90
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Merrill Lynch, Pierce, Fenner      1            10
                           & Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ  08855

Series 1999-12 Class A3  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-12 Class B1  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-12 Class B2  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-12 Class M   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-12 Class R   Merrill Lynch, Pierce, Fenner      1           100
                           & Smith, Inc.
                         250 Vesy Street
                         New York, NY  10281

Series 1999-13 Class A1  Bankers Trust Company              1            39
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1            61
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-13 Class A2  Bankers Trust Company              1            69
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         First Tennessee Bank Bond Division 1            31
                         845 Crossover Lane
                         Memphis, TN  38117

Series 1999-13 Class A3  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-13 Class A4  PWI CMO Account                    1           100
                         1000 Harbor Boulevard, 8th Floor
                         Weehawken, NJ  07087

Series 1999-13 Class A5  A.G. Edwards & Sons, Inc.          1           100
                         125 Broad Street, 40th Floor
                         New York, NY  10004

Series 1999-13 Class A6  A.G. Edwards & Sons, Inc.          1            85
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         First Clearing Corporation         1            11
                         10700 North Park Drive
                         Glen Allen, VA  23060

Series 1999-13 Class A7  Brown Brothers Harriman & Co.      1            17
                         63 Wall Street, 8th Floor
                         New York, NY  10005

                         Citibank, N.A.                     1            13
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Prudential Securities Corporation  1            69
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-13 Class A8  LaSalle National Bank              1           100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-13 Class A9  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-13 Class A10 Northern Trust Company -           1           100
                           Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

Series 1999-13 Class A11 Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-13 Class A12 Citibank, N.A.                     1           100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-13 Class A13 BNY Clearing Services LLC          1            10
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         Dain Rauscher Incorporated         1             9
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         Janney Montgomery Scott, Inc.      1             6
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Dean Witter Reynolds, Inc.         1            56
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-13 Class A14 Merrill Lynch, Pierce, Fenner      1           100
                           & Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ  08855

Series 1999-13 Class A15 BNY Clearing Services LLC          1            39
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         Charles Schwab & Co., Inc.         1             5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Englewood, NY  11717

                         First Clearing Corporation         1            39
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         Southwest Securities, Inc.         1             5
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Englewood, NY  11717

Series 1999-13 Class A16 David Lerner Associates, Inc.      1            43
                         477 Jericho Turnpike
                         Syosset, NY  11791

                         Raymond, James & Associates, Inc.  1            48
                         880 Carilton Parkway, P.O. Box 12749
                         St. Petersburg, FL  33733

Series 1999-13 Class A17 Merrill Lynch, Pierce, Fenner      1            97
                           & Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ  08855

Series 1999-13 Class B1  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-13 Class B2  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-13 Class M   Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-13 Class R   Merrill Lynch, Pierce, Fenner      1           100
                           & Smith, Inc.
                         P.O. Box 12031
                         Newark, NJ  07101

Series 1999-14 Class A1  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-14 Class A2  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-14 Class A3  SSB - Trust Custody                1           100
                         225 Franklin Street, M4
                         Boston, MA  02110

Series 1999-14 Class A4  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-14 Class A5  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-14 Class A6  The Bank of New York               1            43
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Citibank, N.A.                     1            57
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-14 Class A7  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-14 Class A8  The Bank of New York               1            30
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company              1             8
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Brown Brothers Harriman & Co.      1            21
                         63 Wall Street, 8th Floor
                         New York, NY  10005

                         State Street Bank and Trust        1            34
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-14 Class A9  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-14 Class B1  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-14 Class B2  Chase Manhattan Bank/Broker &      1           100
                           Dealer Clearing Department
                         4 New York Plaza, 21st Floor
                         New York, NY  10015

Series 1999-14 Class M   Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-14 Class R   First Union National Bank of       1           100
                            North Carolina
                         8739 Research Drive
                         Charlotte, NC  28262

Series 1999-15 Class A1  Bankers Trust Company              1            35
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1            62
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-15 Class A2  Chase Manhattan Bank               1            53
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Norwest Bank Minnesota, National   1            47
                             Association
                         733 Marquette Avenue
                         Minneapolis, MN  55479-0056

Series 1999-15 Class A3  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-15 Class A4  Northern Trust Company -           1            72
                           Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

                         Salomon Smith Barney, Inc.         1            27
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A5  State Street Bank and Trust        1           100
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-15 Class A6  Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A7  Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A8  Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A9  Salomon Smith Barney, Inc.         1            98
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A10 Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A11 Salomon Smith Barney, Inc.         1            99
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A12 Citibank, N.A.                     1            73
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         State Street Bank and Trust        1            27
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-15 Class A13 Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-15 Class A14 Bear, Stearns Securities Corp.     1           100
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

Series 1999-15 Class A15 BNY Clearing Services LLC          1            45
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         Raymond, James & Associates, Inc.  1            34
                         880 Carilton Parkway, P.O. Box 12749
                         St. Petersburg, FL  33733

                         Stifel, Nicolaus & Company         1            31
                           Incorporated
                         500 N. Broadway
                         St. Louis, MO  63102

Series 1999-15 Class A16 Bankers Trust Company              1             8
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust      1             7
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               1            61
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         The Northern Trust Company         1            14
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust        1             8
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-15 Class A17 Bear, Stearns Securities Corp.     1            15
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY  11201-3862

                         The Northern Trust Company         1            77
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         Salomon Smith Barney, Inc.         1             8
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A18 Salomon Smith Barney, Inc.         1            98
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A19 BNY Clearing Services LLC          1             9
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         First Clearing Corporation         1            20
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            23
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Smith, Moore & Co.                 1             6
                         400 Locust Street
                         St. Louis, MO  63102

                         Salomon Smith Barney, Inc.         1            30
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A20 Salomon Smith Barney, Inc.         1            98
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class A21 Bankers Trust Company              1            21
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Bear, Stearns Securities Corp.     1            12
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

                         Chase Manhattan Bank               1            10
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Investors Fiduciary Trust          1            34
                           Company/SSB
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

                         State Street Bank and Trust        1            12
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-15 Class A22 The Bank of New York               1            46
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Merrill Lynch, Pierce, Fenner      1            54
                           & Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ  08855

Series 1999-15 Class A23 The Bank of New York               1            16
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company              1            33
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust      1            16
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         The Northern Trust Company         1            28
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         Wachovia Securities, Inc.          1             7
                         5225 Seventy Seven Center Drive
                         Charlotte, NC  28217-0708

Series 1999-15 Class A24 Citibank, N.A.                     1           100
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-15 Class A25 The Bank of New York               1            23
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         State Street Bank and Trust        1            77
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-15 Class A26 The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-15 Class A27 Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-15 Class A28 Northern Trust Company -           1           100
                           Safekeeping
                         50 LaSalle Street, Level A
                         Chicago, IL  60675

Series 1999-15 Class 2-A1The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-15 Class 2-A2Dain Rauscher Incorporated         1            10
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         A.G. Edwards & Sons, Inc.          1            77
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         First Clearing Corporation         1            11
                         10700 North Park Drive
                         Glen Allen, VA  23060

Series 1999-15 Class 2-A3Bear, Stearns Securities Corp.     1           100
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

Series 1999-15 Class 2-A4A.G. Edwards & Sons, Inc.          1            54
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         First Clearing Corporation         1            11
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         Salomon Smith Barney, Inc.         1            34
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-15 Class 2-A5The Bank of New York               1            31
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Citibank, N.A.                     1            69
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-15 Class B1  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-15 Class B2  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-15 Class M   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-15 Class R   NMC Residual Ownership, L.L.C.     1           100
                         6400 S. Fiddler's Green Circle
                         Suite 1200
                         Englewood, CO  80111

Series 1999-16 Class A1  Bankers Trust Company              1            70
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1            24
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         State Street Bank and Trust        1             5
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-16 Class B1  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-16 Class B2  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-16 Class M   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-16 Class R   First Union National Bank of       1           100
                           North Carolina
                         8739 Research Drive
                         Charlotte, NC  28262

Series 1999-17 Class A1  Bankers Trust Company              1            48
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         First Union National Bank          1             8
                         1525 West W. T., Harris
                           Boulevard 3A4
                         Charlotte, NC  28288

                         State Street Bank and Trust        1            44
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-17 Class A2  Chase Manhattan Bank/Broker &      1           100
                           Dealer Clearing Department
                         4 New York Plaza, 21st Floor
                         New York, NY  10015

Series 1999-17 Class A3  Chase Manhattan Bank               1            27
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Norwest Bank Minnesota, National   1             5
                           Association
                         733 Marquette Avenue
                         Minneapolis, MN  55479-0056

                         The Northern Trust Company         1            55
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-17 Class A4  Bankers Trust Company              1            11
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Bank One Trust Company, N.A.       1            10
                         1900 Polaris Parkway, 4th Floor
                         Columbus, OH  43240

                         Boston Safe Deposit and Trust      1             8
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Fleet National Bank                1             6
                         Fleet Services Corp.
                         2nd Floor NYROT02B
                         Rochester, NY  14638

                         Merrill Lynch, Pierce, Fenner      1            41
                           & Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ  08855

                         The Northern Trust Company         1            24
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-17 Class A5  Bankers Trust Company              1            16
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1            17
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Investors Fiduciary Trust          1             9
                           Company/SSB
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

                         The Northern Trust Company         1            38
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust        1            20
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-17 Class A6  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-17 Class A7  Salomon Smith Barney, Inc.         1            98
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-17 Class A8  Chase Manhattan Bank/Broker        1           100
                           & Dealer Clearing Department
                         4 New York Plaza, 21st Floor
                         New York, NY  10015

Series 1999-17 Class A9  The Bank of New York               1            11
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Salomon Smith Barney, Inc.         1            88
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-17 Class A10 The Bank of New York               1            32
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bank One, Oklahoma, N.A.           1             7
                         100 N. Broadway, 6th Floor -
                           Safekeeping
                         Oklahoma City, OK  73102

                         Chase Manhattan Bank               1            56
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-17 Class A11 Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-17 Class A12 Bankers Trust Company              1            38
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank               1            62
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-17 Class B1  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-17 Class B2  LBI-Lehman Government Securities,  1           100
                            Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302

Series 1999-17 Class M   Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-17 Class R   Credit Suisse First Boston         1           100
                           Corporation
                         5 Wold Trade Center, 7th Floor
                         New York, NY  10048

Series 1999-18 Class A1  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-18 Class A2  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-18 Class A3  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-18 Class A4  Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-18 Class A5  The Bank of New York               1            22
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         The Northern Trust Company         1            77
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-18 Class A6  The Bank of New York               1            29
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1            71
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-18 Class A7  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-18 Class A8  Chase Manhattan Bank               1            26
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         LBI-Lehman Government Securities,  1            74
                           Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302

Series 1999-18 Class A9  Edward D. Jones & Co.              1            99
                         201 Progress Parkway
                         Maryland Heights, MO  63043-3042

Series 1999-18 Class A10 LBI-Lehman Government Securities,  1           100
                           Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302

Series 1999-18 Class A11 LBI-Lehman Government Securities,  1           100
                           Inc.
                         101 Hudson Street, 31st Floor
                         Jersey City, NJ  07302

Series 1999-18 Class A12 American Express Trust Company     1            18
                         180 East 5th Street
                         St. Paul, MN  55440

                         Boston Safe Deposit and Trust      1            33
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Brown Brothers Harriman & Co.      1            23
                         63 Wall Street, 8th Floor
                         New York, NY  10005

                         State Street Bank and Trust        1            12
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-18 Class A13 Chase Manhattan Bank               1            66
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         The Northern Trust Company         1            34
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-18 Class B1  Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-18 Class B2  Firstar Bank N.A.                  1           100
                         425 Walnut Street, Location CN-WM-06CT
                         Cincinnati, OH  45201

Series 1999-18 Class M   Boston Safe Deposit and Trust      1           100
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Series 1999-18 Class R   TFinn Co.                          1           100
                         c/o Chase Manhattan Bank
                         Dept. 6583 - Outsourcing Services
                         P.O. Box 50000
                         Newark, NJ  07101

Series 1999-18 Class RL  TFinn Co.                          1           100
                         c/o Chase Manhattan Bank
                         Dept. 6583 - Outsourcing Services
                         P.O. Box 50000
                         Newark, NJ  07101

Series 1999-19 Class A   Bankers Trust Company              1           100
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 1999-19 Class B1  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-19 Class B2  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-19 Class M   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-19 Class R   First Union National Bank of       1           100
                           North Carolina
                         8739 Research Drive
                         Charlotte, NC  28262

Series 1999-20 Class A1  Chase Manhattan Bank               1            16
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1            83
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-20 Class A2  Bear, Stearns Securities Corp.     1           100
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

Series 1999-20 Class A3  Salomon Smith Barney, Inc.         1           100
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-20 Class A4  Dean Witter Reynolds, Inc.         1           100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-20 Class A5  BNY Clearing Services LLC          1            34
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         A.G. Edwards & Sons, Inc.          1            56
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         First Clearing Corporation         1            10
                         10700 North Park Drive
                         Glen Allen, VA  23060

Series 1999-20 Class A6  A.G. Edwards & Sons, Inc.          1           100
                         125 Broad Street, 40th Floor
                         New York, NY  10004

Series 1999-20 Class A7  BNY Clearing Services LLC          1            36
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         First Clearing Corporation         1            64
                         10700 North Park Drive
                         Glen Allen, VA  23060

Series 1999-20 Class A8  First Clearing Corporation         1           100
                         10700 North Park Drive
                         Glen Allen, VA  23060

Series 1999-20 Class A9  J.J.B. Hilliard, W.L. Lyons, Inc.  1           100
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-20 Class A10 City Securities Corporation        1             6
                         135 N. Pennsylvania Street, Suite 2200
                         Indianapolis, IN  46204

                         Donaldson, Lufkin and Jenrette     1            12
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         First Clearing Corporation         1            18
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            53
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Janney Montgomery Scott, Inc.      1             9
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-20 Class A11 Fiserv Securities, Inc.            1             8
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            89
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-20 Class A12 A.G. Edwards & Sons, Inc.          1           100
                         125 Broad Street, 40th Floor
                         New York, NY  10004

Series 1999-20 Class A13 Dain Rauscher Incorporated         1            49
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         Donaldson, Lufkin and Jenrette     1            12
                           Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         Harris Trust & Savings Bank        1            11
                         Proxy Operations
                         111 West Monroe Street LLE
                         Chicago, IL  60603

                         Salomon Smith Barney, Inc.         1            23
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-20 Class A14 A.G. Edwards & Sons, Inc.          1            31
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         Salomon Smith Barney, Inc.         1            69
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-20 Class A15 Paine Webber Incorporated          1            90
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1999-20 Class A16 Dain Rauscher Incorporated         1             6
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1            25
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         J.A. Glynn & Co.                   1            25
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         May Financial Corporation          1             8
                         8333 Douglas Avenue
                         Suite 400, LB 82
                         Dallas, TX  75225

                         National Financial Services        1             7
                           Corporation
                         200 Liberty Street
                         New York, NY  10281

                         Prudential Securities Corporation  1            21
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 1999-20 Class A17 Chase Manhattan Bank               1            57
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1            15
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         Fleet National Bank                1            29
                         Fleet Services Corp.
                         2nd Floor NYROT02B
                         Rochester, NY  14638

Series 1999-20 Class A18 Bear, Stearns Securities Corp.     1            74
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

                         Citibank, N.A.                     1            26
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-20 Class A19 Bear, Stearns Securities Corp.     1            32
                         One Metrotech Center North
                         4th Floor
                         Brooklyn, NY  11201-3862

                         BNY Clearing Services LLC          1            11
                         111 E. Kilbourn Avenue
                         Milwaukee, WI  53202

                         A.G. Edwards & Sons, Inc.          1            30
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         First Clearing Corporation         1             6
                         10700 North Park Drive
                         Glen Allen, VA  23060

                         Salomon Smith Barney, Inc.         1            20
                         333 W. 34th Street
                         New York, NY  10001

Series 1999-20 Class B1  Boston Safe Deposit and Trust      1           100
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

Series 1999-20 Class B2  Firstar Bank N.A.                  1           100
                         425 Walnut Street
                         Location CN-WM-06CT
                         Cincinnati, OH  45201

Series 1999-20 Class M   Fleet National Bank                1           100
                         Fleet Services Corp.
                         2nd Floor NYROT02B
                         Rochester, NY  14638

Series 1999-20 Class R   Bear Stearns Securities Corp.      1           100
                         245 Park Avenue
                         New York, NY  10167

Series 1999-21 Class A   Bankers Trust Company              1            33
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         The Bank of New York/              1             7
                           First Union Safekeeping
                         Dealer Clearance - 16 Wall Street
                         5th Floor
                         New York, NY  10005

                         Chase Manhattan Bank               1            48
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1             7
                         P.O. Box 30576
                         Tampa, FL  33630-3576

Series 1999-21 Class B1  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-21 Class B2  The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-21 Class M   The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-21 Class R   Salomon Smith Barney, Inc.         1           100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 1999-HE1 Class A1 Chase Manhattan Bank               1            61
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         State Street Bank and Trust        1            20
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE1 Class A2 The Bank of New York               1            51
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company              1             5
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Citibank, N.A.                     1            17
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         State Street Bank and Trust        1            15
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE1 Class A3 The Bank of New York               1            24
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit and Trust      1            18
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               1            16
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                     1            12
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         State Street Bank and Trust        1            11
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

                         Union Bank of California, N.A.     1             8
                         P.O. Box 109
                         San Diego, Ca  92112-4103

Series 1999-HE1 Class A4 The Bank of New York               1             5
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company              1             7
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust      1             8
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               1            38
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Mercantile-Safe Deposit & Trust    1             8
                           Company
                         766 Old Hammonds Ferry Road
                         Proxy Unit #230-20
                         Linthicum, MD  21090

                         State Street Bank and Trust        1            33
                          Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE1 Class A5 The Bank of New York               1            52
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit and Trust      1            11
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               1             5
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         The Northern Trust Company         1            13
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 1999-HE1 Class A6 The Bank of New York               1            53
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1            43
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         State Street Bank and Trust        1             5
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE1 Class A7 The Bank of New York               1            26
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company              1            11
                         c/o BT Services Tennessee, Inc.
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust      1             8
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center, Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               1            15
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         State Street Bank and Trust        1            32
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE1 Class B1 The Bank of New York               1            57
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1            43
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-HE1 Class B2 The Bank of New York               1            26
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         The Bank of New York/              1            14
                           First Union Safekeeping
                         Dealer Clearance - 16 Wall Street
                         5th Floor
                         New York, NY  10005

                         Chase Manhattan Bank               1            52
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Paine Webber Incorporated          1             7
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 1999-HE1 Class M  Chase Manhattan Bank               1            79
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         PNC Bank, National Association     1            16
                         1600 Market Street, 29th Floor
                         Philadelphia, PA  19103

Series 1999-HE1 Class R1 Credit Suisse First Boston         1           100
                           Corporation
                         5 Wold Trade Center, 7th Floor
                         New York, NY  10048

Series 1999-HE1 Class R2 Credit Suisse First Boston         1           100
                           Corporation
                         5 Wold Trade Center, 7th Floor
                         New York, NY  10048

Series 1999-HE2 Class A1 The Bank of New York               1            16
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit and Trust      1            12
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               1            44
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         The Northern Trust Company         1            10
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust        1            16
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE2 Class A2 Bear, Stearns Securities Corp.     1             6
                         One Metrotech Center North, 4th Floor
                         Brooklyn, NY  11201-3862

                         Boston Safe Deposit and Trust      1            32
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               1            53
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-HE2 Class A3 Citibank, N.A.                     1             9
                         P.O. Box 30576
                         Tampa, FL  33630-3576

                         PNC Bank, N.A./Pittsburgh          1            38
                         One PNC Plaza, 9th Floor
                         249 5th Avenue
                         Pittsburgh, PA  15222-7707

                         Suntrust Bank/Safekeeping          1            53
                           Custodian For STES
                         303 Peachtreet Street, 23rd Floor
                         Atlanta, GA  30302

Series 1999-HE2 Class A4 The Bank of New York               1            10
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1             7
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Fleet National Bank                1             9
                         Fleet Services Corp.
                         2nd Floor NYROT02B
                         Rochester, NY  14638

                         First Union National Bank          1             6
                         1525 West W. T., Harris
                           Boulevard 3A4
                         Charlotte, NC  28288

                         Investors Bank & Trust Company     1             6
                         200 Clarendon Street, 15th Floor
                         Hancock Tower
                         Boston, MA  02116

                         Merrill Lynch, Pierce, Fenner      1             6
                           & Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ  08855

                         The Northern Trust Company         1             5
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust        1            22
                           Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 1999-HE2 Class A5 Boston Safe Deposit and Trust      1            69
                           Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         The Northern Trust Company         1            22
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         SSB - Trust Custody                1             9
                         225 Franklin Street, M4
                         Boston, MA  02110

Series 1999-HE2 Class A6 The Bank of New York               1           100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 1999-HE2 Class B1 Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-HE2 Class B2 Chase Manhattan Bank               1           100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-HE2 Class M  The Bank of New York               1            86
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1            14
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 1999-HE2 Class R1 Credit Suisse First Boston         1           100
                           Corporation
                         5 Wold Trade Center, 7th Floor
                         New York, NY  10048

Series 1999-HE2 Class R2 Credit Suisse First Boston         1           100
                           Corporation
                         5 Wold Trade Center, 7th Floor
                         New York, NY  10048

(b) Pursuant to the Exemptive Order, the Company is not required to provide this information.

(c) Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

(a) 99.1 Servicer's Annual Statement as to Compliance for the Series 1999-1 Certificates dated March 24, 2000.
     99.2 Servicer's Annual Statement as to Compliance for the Series 1992-2 Certificates dated March 24, 2000.
     99.3 Servicer's Annual Statement as to Compliance for the Series 1999-3 Certificates dated March 24, 2000.
     99.4 Servicer's Annual Statement as to Compliance for the Series 1999-4 Certificates dated March 24, 2000.
     99.5 Servicer's Annual Statement as to Compliance for the Series 1999-5 Certificates dated March 24, 2000.
     99.6 Servicer's Annual Statement as to Compliance for the Series 1999-6A Certificates dated March 24, 2000.
     99.7 Servicer's Annual Statement as to Compliance for the Series 1999-6B Certificates dated March 24, 2000.
     99.8 Servicer's Annual Statement as to Compliance for the Series 1999-9A Certificates dated March 24, 2000.
     99.9 Servicer's Annual Statement as to Compliance for the Series 1999-9B Certificates dated March 24, 2000.
     99.10Servicer's  Annual  Statement as to Compliance  for the Series 1999-10
          Certificates dated March 24, 2000.
     99.11Servicer's  Annual  Statement as to Compliance  for the Series 1999-11
          Certificates dated March 24, 2000.
     99.12Servicer's  Annual  Statement as to Compliance  for the Series 1999-12
          Certificates dated March 24, 2000.
     99.13Servicer's  Annual  Statement as to Compliance  for the Series 1999-13
          Certificates dated March 24, 2000.
     99.14Servicer's  Annual  Statement as to Compliance  for the Series 1999-14
          Certificates dated March 24, 2000.
     99.15Servicer's  Annual  Statement as to Compliance for the Series 1999-15A
          Certificates dated March 24, 2000.
     99.16Servicer's  Annual  Statement as to Compliance for the Series 1999-15B
          Certificates dated March 24, 2000.
     99.17Servicer's  Annual  Statement as to Compliance  for the Series 1999-16
          Certificates dated March 24, 2000.
     99.18Servicer's  Annual  Statement as to Compliance  for the Series 1999-17
          Certificates dated March 24, 2000.
     99.19Servicer's  Annual  Statement as to Compliance  for the Series 1999-18
          Certificates dated March 24, 2000.
     99.20Servicer's  Annual  Statement as to Compliance  for the Series 1999-19
          Certificates dated March 24, 2000.
     99.21Servicer's  Annual  Statement as to Compliance for the Series 1999-HE1
          Certificates dated March 24, 2000.
     99.22Servicer's  Annual  Statement as to Compliance for the Series 1999-HE2
          Certificates dated March 24, 2000.
     99.23Report dated January 28, 2000 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1999 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, other than home equity mortgage loans, for which Registrant is primary servicer).
     99.24Report dated January 28, 2000 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1999 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which Registrant is primary servicer).
     99.25Report dated January 28, 2000 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1999 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, for which Registrant is master servicer).

(b) Pursuant to the Exemptive Order, the Company is not required to provide this information.

(c) Pursuant to the Exemptive Order, the Company is not required to provide this information.

(d) Pursuant to the Exemptive Order, the Company is not required to provide this information.


Supplemental  Information to be Furnished with Reports Filed Pursuant to Section
--------------------------------------------------------------------------------
15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
--------------------------------------------------------------------------------
Section 12 of the Act
---------------------

No annual report to security holders covering the Registrant's last fiscal year or proxy statement, form of proxy or other proxy solicitation material has been sent to holders of Certificates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

                                        GE CAPITAL MORTGAGE SERVICES, INC.

                                        By: /s/   Glen A. Messina
                                        -------------------------------------
                                                  Glen A. Messina
                                                  Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                    Date
         ---------                       -----                    ----

/s/ Thomas H. Mann              Director (Principal           March 29, 2000
----------------------------    Executive Officer)
Thomas H. Mann

/s/ Glen Messina                Director                      March 29, 2000
----------------------------
Glen A. Messina

/s/ Gerhard A. Miller           Director                      March 29, 2000
----------------------------
Gerhard A. Miller

/s/ JoAnn B. Rabitz             Director                      March 29, 2000
----------------------------
JoAnn B. Rabitz

/s/ Theodore F. Weiland         Director                      March 29, 2000
----------------------------
Theodore F. Weiland

/s/ Larry Spangler              (Acting) Principal Financial  March 29, 2000
----------------------------    Officer
Larry Spangler

/s/ Paul D. Colasono            Controller                    March 29, 2000
----------------------------
Paul D. Colasono

                                  EXHIBIT INDEX

Exhibit No.                      Description                            Page No.
-----------                      -----------                            --------

 99.1     Servicer's Annual Statement as to Compliance for the Series       76
          1999-1 Certificates dated March 24, 2000.

 99.2     Servicer's Annual Statement as to Compliance for the Series       78
          1999-2 Certificates dated March 24, 2000.

 99.3     Servicer's Annual Statement as to Compliance for the Series       80
          1999-3 Certificates dated March 24, 2000.

 99.4     Servicer's Annual Statement as to Compliance for the Series       82
          1999-4 Certificates dated March 24, 2000.

 99.5     Servicer's Annual Statement as to Compliance for the Series       84
          1999-5 Certificates dated March 24, 2000.

 99.6     Servicer's Annual Statement as to Compliance for the Series       86
          1999-6A Certificates dated March 24, 2000.

 99.7     Servicer's Annual Statement as to Compliance for the Series       88
          1999-6B Certificates dated March 24, 2000.

 99.8     Servicer's Annual Statement as to Compliance for the Series       90
          1999-9A Certificates dated March 24, 2000.

 99.9     Servicer's Annual Statement as to Compliance for the Series       92
          1999-9B Certificates dated March 24, 2000.

 99.10    Servicer's Annual Statement as to Compliance for the Series       94
          1999-10 Certificates dated March 24, 2000.

 99.11    Servicer's Annual Statement as to Compliance for the Series       96
          1999-11 Certificates dated March 24, 2000.

 99.12    Servicer's Annual Statement as to Compliance for the Series       98
          1999-12 Certificates dated March 24, 2000.

 99.13    Servicer's Annual Statement as to Compliance for the Series      100
          1999-13 Certificates dated March 24, 2000.

 99.14    Servicer's Annual Statement as to Compliance for the Series      102
          1999-14 Certificates dated March 24, 2000.

 99.15    Servicer's Annual Statement as to Compliance for the Series      104
          1999-15A Certificates dated March 24, 2000.

 99.16    Servicer's Annual Statement as to Compliance for the Series      106
          1999-15B Certificates dated March 24, 2000.

 99.17    Servicer's Annual Statement as to Compliance for the Series      108
          1999-16 Certificates dated March 24, 2000.

 99.18    Servicer's Annual Statement as to Compliance for the Series      110
          1999-17 Certificates dated March 24, 2000.

 99.19    Servicer's Annual Statement as to Compliance for the Series      112
          1999-18 Certificates dated March 24, 2000.

 99.20    Servicer's Annual Statement as to Compliance for the Series      114
          1999-19 Certificates dated March 24, 2000.

 99.21    Servicer's Annual Statement as to Compliance for the Series      116
          1999-HE1 Certificates dated March 24, 2000.

 99.22    Servicer's Annual Statement as to Compliance for the Series      118
          1999-HE2 Certificates dated March 24, 2000.

 99.23    Report dated January 28, 2000 prepared by the Servicer's         120
          independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1999 (relating to the portion of mortgage loans in Registrant's
          Servicing Portfolio, as defined in Item 8, other than home equity mortgage loans, for which Registrant is primary servicer).

 99.24    Report dated January 28, 2000 prepared by the Servicer's         122
          independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1999 (relating to the portion of mortgage loans in Registrant's
          Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which Registrant is primary servicer).

 99.25    Report dated January 28, 2000 prepared by the Servicer's         124
          independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 1999 (relating to the portion of mortgage loans in Registrant's
          Servicing Portfolio, as defined in Item 8, for which Registrant is master servicer).