Form 10-K
period 2000-12-31
GE CAPITAL MORTGAGE SERVICES INC
filed 2001-03-30
CIK 792428

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")

                   For the fiscal year ended December 31, 2000

                         Commission File Number: 33-5042

                       GE CAPITAL MORTGAGE SERVICES, INC.
                       ----------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 100 shares of common stock, par value $2,000.00 per share, outstanding as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:
              THE REGISTRANT'S CURRENT REPORTS ON FORM 8-K REFERRED
                    TO IN RESPONSE TO PART I, ITEM 2 HEREOF.

                       GE CAPITAL MORTGAGE SERVICES, INC.
                                TABLE OF CONTENTS
                                                                           Page
PART I
         Item 1.    Business                                                 3

         Item 2.    Properties                                               3

         Item 3.    Legal Proceedings                                        3

         Item 4.    Submission of Matters to a Vote of Security Holders      3

PART II
         Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters                                      4

         Item 6.    Selected Financial Data                                  8

         Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      8

         Item 7A.   Quantitative and Qualitative Disclosures About Market
                    Risk                                                     8

         Item 8.    Financial Statements and Supplementary Data              8

         Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      8

PART III
         Item 10.   Directors and Executive Officers of the Registrant       8

         Item 11.   Executive Compensation                                   8

         Item 12.   Security Ownership of Certain Beneficial Owners and
                    Management                                               9

         Item 13.   Certain Relationships and Related Transactions          33

PART IV
         Item 14.   Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                             34

         Supplemental Information                                           35

         SIGNATURES                                                         36

         INDEX TO EXHIBITS                                                  37

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

PART I

Item 1.   Business
-------   --------

Pursuant to the Exemptive Order, the Company is not required to provide any other information under Item 1.

Item 2.   Properties
-------   ----------

The information set forth in the Current Reports on Form 8-K dated January 25, 2000, February 25, 2000, March 27, 2000, April 25, 2000, May 25, 2000, June 26,
2000,  July 25, 2000,  August 25, 2000,  September  25, 2000,  October 25, 2000,
November 27, 2000 and December 26, 2000 is incorporated herein by reference. See also the Servicer's Annual Statements as to Compliance that are filed as Exhibits 99.1 through 99.14 under Part IV, Item 14(a) hereof.

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

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

None.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

There is no established public trading market for the Company's publicly issued Multi-Class Pass-Through Certificates (the "Certificates").

As of December 31, 2000, the number of holders of record of Certificates was as follows:

                       Mortgage Pool                 Number of Holders of Record
                       -------------                 ---------------------------

                  Series 2000-1 Class A1                         2
                  Series 2000-1 Class A2                         5
                  Series 2000-1 Class A3                         1
                  Series 2000-1 Class A4                         1
                  Series 2000-1 Class A5                         7
                  Series 2000-1 Class A6                         1
                  Series 2000-1 Class A7                         1
                  Series 2000-1 Class A8                         7
                  Series 2000-1 Class A9                         1
                  Series 2000-1 Class M                          1
                  Series 2000-1 Class R                          1
                  Series 2000-1 Class B1                         1
                  Series 2000-1 Class B2                         1

                  Series 2000-2 Class A1                         5
                  Series 2000-2 Class A2                         1
                  Series 2000-2 Class A3                         3
                  Series 2000-2 Class M                          1
                  Series 2000-2 Class R                          1
                  Series 2000-2 Class B1                         1
                  Series 2000-2 Class B2                         1

                  Series 2000-3 Class A                          3
                  Series 2000-3 Class M                          1
                  Series 2000-3 Class R                          1
                  Series 2000-3 Class B1                         1
                  Series 2000-3 Class B2                         1

                  Series 2000-4 Class A1                         2
                  Series 2000-4 Class A2                        10
                  Series 2000-4 Class A3                         8
                  Series 2000-4 Class A4                         1
                  Series 2000-4 Class A5                         1
                  Series 2000-4 Class A6                        14
                  Series 2000-4 Class A7                        18
                  Series 2000-4 Class A8                        15
                  Series 2000-4 Class A9                         8
                  Series 2000-4 Class A10                        3
                  Series 2000-4 Class A11                        2
                  Series 2000-4 Class A12                        5
                  Series 2000-4 Class A13                        5
                  Series 2000-4 Class A14                        8
                  Series 2000-4 Class A15                        9
                  Series 2000-4 Class A16                       17
                  Series 2000-4 Class A17                        3
                  Series 2000-4 Class A18                       12
                  Series 2000-4 Class A19                        4
                  Series 2000-4 Class A20                        2
                  Series 2000-4 Class A21                        8
                  Series 2000-4 Class A22                        2
                  Series 2000-4 Class A23                        2
                  Series 2000-4 Class A24                       15
                  Series 2000-4 Class A25                        6
                  Series 2000-4 Class M                          2
                  Series 2000-4 Class R                          1
                  Series 2000-4 Class B1                         1
                  Series 2000-4 Class B2                         1

                  Series 2000-5 Class A                          4
                  Series 2000-5 Class M                          1
                  Series 2000-5 Class R                          1
                  Series 2000-5 Class B1                         1
                  Series 2000-5 Class B2                         1

                  Series 2000-6 Class A1                         3
                  Series 2000-6 Class A2                        13
                  Series 2000-6 Class A3                        15
                  Series 2000-6 Class A4                         2
                  Series 2000-6 Class M                          1
                  Series 2000-6 Class R                          1
                  Series 2000-6 Class B1                         1
                  Series 2000-6 Class B2                         1

                  Series 2000-7 Class A1                         3
                  Series 2000-7 Class A2                         2
                  Series 2000-7 Class A3                         1
                  Series 2000-7 Class A4                         1
                  Series 2000-7 Class A5                         2
                  Series 2000-7 Class A6                         4
                  Series 2000-7 Class A7                         4
                  Series 2000-7 Class A8                         2
                  Series 2000-7 Class A9                         1
                  Series 2000-7 Class M                          1
                  Series 2000-7 Class R                          2
                  Series 2000-7 Class RL                         1
                  Series 2000-7 Class B1                         1
                  Series 2000-7 Class B2                         0

                  Series 2000-8 Class A                         11
                  Series 2000-8 Class M                          1
                  Series 2000-8 Class R                          1
                  Series 2000-8 Class B1                         1
                  Series 2000-8 Class B2                         1

                  Series 2000-9 Class A1                         3
                  Series 2000-9 Class A2                         8
                  Series 2000-9 Class A3                         1
                  Series 2000-9 Class A4                         6
                  Series 2000-9 Class A5                         8
                  Series 2000-9 Class A6                         3
                  Series 2000-9 Class M                          1
                  Series 2000-9 Class R                          1
                  Series 2000-9 Class B1                         1
                  Series 2000-9 Class B2                         1

                  Series 2000-10 Class A1                        1
                  Series 2000-10 Class A2                        3
                  Series 2000-10 Class A3                        5
                  Series 2000-10 Class A4                        1
                  Series 2000-10 Class A5                        1
                  Series 2000-10 Class A6                        4
                  Series 2000-10 Class A7                        2
                  Series 2000-10 Class A8                        2
                  Series 2000-10 Class A9                        1
                  Series 2000-10 Class A10                       2
                  Series 2000-10 Class A11                       2
                  Series 2000-10 Class A12                       2
                  Series 2000-10 Class A13                       3
                  Series 2000-10 Class A14                       1
                  Series 2000-10 Class A15                       1
                  Series 2000-10 Class A16                       1
                  Series 2000-10 Class A17                       1
                  Series 2000-10 Class A18                       1
                  Series 2000-10 Class A19                       3
                  Series 2000-10 Class A20                       1
                  Series 2000-10 Class A21                       4
                  Series 2000-10 Class A22                       1
                  Series 2000-10 Class A23                       1
                  Series 2000-10 Class A24                       2
                  Series 2000-10 Class A25                       4
                  Series 2000-10 Class A26                       0
                  Series 2000-10 Class R                         1
                  Series 2000-10 Class RL                        1
                  Series 2000-10 Class M                         1
                  Series 2000-10 Class B1                        1
                  Series 2000-10 Class B2                        1

                  Series 2000-11 Class A1                        4
                  Series 2000-11 Class A2                        6
                  Series 2000-11 Class A3                        1
                  Series 2000-11 Class M                         1
                  Series 2000-11 Class R                         1
                  Series 2000-11 Class B1                        1
                  Series 2000-11 Class B2                        1

                  Series 2000-12 Class A                         3
                  Series 2000-12 Class M                         1
                  Series 2000-12 Class R                         1
                  Series 2000-12 Class B1                        1
                  Series 2000-12 Class B2                        1

                  Series 2000-13 Class A1                       14
                  Series 2000-13 Class A2                        1
                  Series 2000-13 Class A3                        1
                  Series 2000-13 Class A4                        0
                  Series 2000-13 Class A5                        1
                  Series 2000-13 Class A6                        2
                  Series 2000-13 Class A7                        1
                  Series 2000-13 Class A8                        1
                  Series 2000-13 Class R                         1
                  Series 2000-13 Class RL                        1
                  Series 2000-13 Class M                         1
                  Series 2000-13 Class B1                        1
                  Series 2000-13 Class B2                        1
                  Series 2000-13 Class IIA                       6

Pursuant to the Exemptive Order, the Company is not required to provide any other information under Item 5.

Item 6.   Selected Financial Data
-------   -----------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------   ---------------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

See the Servicer's Annual Statements as to Compliance that are filed as Exhibits
99.1 through 99.14 under Part IV, Item 14(a) hereof; see also reports concerning the Registrant's servicing activities, dated January 22, 2001, prepared by the Registrant's independent certified public accountants, filed as Exhibit 99.15 (relating to the portion of the mortgage loans in the Registrant's Servicing Portfolio, as defined below, comprised of mortgage loans other than home equity mortgage loans for which Registrant is primary servicer), Exhibit 99.16 (relating to the home equity loan portion of the Registrant's Servicing Portfolio for which Registrant is primary servicer) and Exhibit 99.17 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio for which Registrant is master servicer) under Part IV, Item 14(a) hereof. Insofar as a portion of the mortgage loans covered by the report filed by the Company as
Exhibit 99.17 are also directly serviced by the Company, such mortgage loans are also covered by the report filed as Exhibit 99.15. "Registrant's Servicing Portfolio" includes, but is not limited to, mortgage loans in Series with respect to which this Annual Report on Form 10-K is filed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------   ----------------------------------------------------------------

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 11.  Executive Compensation
--------  ----------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

(a) Set forth below is certain information with respect to each holder of record of more than five percent (5%) of the fractional undivided interests in a Mortgage Pool evidenced by a Class of a Series of Certificates publicly-offered during 2000, as of December 31, 2000.

                                                          Number of  Percent of
                          Name and Address              CertificatesCertificates
Series                        of Holder                     Held        Held
------                        ---------                     ----        ----

Series 2000-1 Class A1   Bankers Trust Company               1             60
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Citibank, N.A.                      1             40
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

Series 2000-1 Class A2   Chase Manhattan Bank                1             64
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         The Northern Trust Company          1             25
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         Prudential Securities Incorporated  1              9
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-1 Class A3   Chase Manhattan Bank                1            100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 2000-1 Class A4   Bankers Trust Company               1            100
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 2000-1 Class A5   A.G. Edwards & Sons, Inc.          1              57
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         Dean Witter Reynolds, Inc.         1              40
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-1 Class A6   Chase Manhattan Bank               1             100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 2000-1 Class A7   Citibank, N.A.                     1             100
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

Series 2000-1 Class A8   The Bank of New York               1              15
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit and Trust      1              19
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         The Northern Trust Company         1              22
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust        1              36
                          Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-1 Class A9   Chase Manhattan Bank               1             100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 2000-1 Class M    Boston Safe Deposit and Trust      1             100
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-1 Class R    PaineWebber, Inc.                  1             100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 2000-1 Class B1   Boston Safe Deposit and Trust      1             100
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-1 Class B2   The Bank of New York               1             100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-2 Class A1   The Bank of New York/Telebank      1               6
                         One Wall Street
                         New York, NY  10286

                         Chase Manhattan Bank               1              39
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Credit Suisse First Boston         1              27
                          Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         LBI-Lehman Government Securities   1               5
                          Inc.
                         101 Hudson Street, 30th Floor
                         Jersey City, NJ  07302

                         Merrill Lynch, Pierce, Fenner &    1              23
                          Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Pitscataway, NJ  08855

Series 2000-2 Class A2   Citibank, N.A.                     1             100
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

Series 2000-2 Class A3   Chase Manhattan Bank               1              47
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         First Clearing Corporation         1              10
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

                         The Northern Trust Company         1              43
                         801 S. Canal C-IN
                         Chicago, IL  60607

Series 2000-2 Class M    Boston Safe Deposit and Trust      1             100
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-2 Class R    Citicorp North America Inc.        1             100
                         850 Third Avenue, 4th Floor
                         Zone 13
                         New York, NY  10043

Series 2000-2 Class B1   Bankers Trust Company              1            100
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 2000-2 Class B2   The Bank of New York               1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-3 Class A    The Bank of New York               1             33
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank               1             41
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         State Street Bank and Trust        1             26
                          Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-3 Class M    State Street Bank and Trust        1            100
                          Company
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-3 Class R    Credit Suisse First Boston         1            100
                          Corporation
                         Eleven Madison Avenue
                         New York, NY  10010

Series 2000-3 Class B1   UMB Bank, National Association     1            100
                         P.O. Box 419260
                         Kansas City, MO  64141-6260

Series 2000-3 Class B2   Boston Safe Deposit and Trust      1            100
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-4 Class A1   Chase Manhattan Bank               1             25
                         4 New York Plaza
                         New York, NY  10004

                         Citibank, N.A.                     1             75
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

Series 2000-4 Class A2   A.G. Edwards & Sons, Inc.          1             94
                         125 Broad Street, 40th Floor
                         New York, NY  10004

Series 2000-4 Class A3   First Clearing Corporation         1             15
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

                         J.J.B. Hilliard, W.L. Lyons, Inc.  1             32
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         National Financial Services        1             26
                          Corporation
                         200 Liberty Street
                         New York, NY  10281

                         Prudential Securities Incorporated  1            10
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Southwest Securities, Inc.          1            10
                         1201 Elm Street, Suite 3500
                         Dallas, TX  75270

Series 2000-4 Class A4   Credit Suisse First Boston          1           100
                          Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-4 Class A5   Chase Manhattan Bank                1            100
                         4 New York Plaza
                         New York, NY  10004

Series 2000-4 Class A6   A.G. Edwards & Sons, Inc.           1             60
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         Prudential Securities Incorporated  1             11
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Dean Witter Reynolds, Inc.          1             14
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-4 Class A7   Citibank, N.A.                      1              5
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         Janney Montgomery Scott Inc.        1              7
                         1801 Market Street, 5th Floor
                         Philadelphia, PA  19103

                         PaineWebber, Inc.                   1             25
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Salomon Smith Barney, Inc.          1             35
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

                         Dean Witter Reynolds, Inc.          1             10
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-4 Class A8   Dain Rauscher Incorporated          1             12
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         First Clearing Corporation          1             19
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

                         Salomon Smith Barney, Inc.          1             55
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A9   Salomon Smith Barney, Inc.          1             98
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A10  Salomon Smith Barney, Inc.          1             97
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A11  PaineWebber, Inc.                   1             30
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Salomon Smith Barney, Inc.          1             70
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A12  Salomon Smith Barney, Inc.          1             95
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A13  Salomon Smith Barney, Inc.          1             97
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A14  A.G. Edwards & Sons, Inc.           1             23
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         PaineWebber, Inc.                   1             13
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Salomon Smith Barney, Inc.          1             63
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A15  J.J.B. Hilliard, W.L. Lyons, Inc.   1             14
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Janney Montgomery Scott Inc.        1             24
                         1801 Market Street, 5th Floor
                         Philadelphia, PA  19103

                         M.L. Stern & Co., LLC               1             15
                         8350 Wilshire Boulevard, 3rd Floor
                         Beverly Hills, Ca  90211

                         PaineWebber, Inc.                   1             22
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Southwest Securities, Inc.          1             14
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-4 Class A16  Donaldson, Lufkin and Jenrette      1              7
                          Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         A.G. Edwards & Sons, Inc.           1             14
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         J.J.B. Hilliard, W.L. Lyons, Inc.   1             24
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Janney Montgomery Scott Inc.        1              6
                         1801 Market Street, 5th Floor
                         Philadelphia, PA  19103

                         Prudential Securities Incorporated  1             25
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Stifel, Nicholaus & Company         1              5
                          Incorporated
                         501 N. Broadway
                         St. Louis, MO  63102

Series 2000-4 Class A17  PaineWebber, Inc.                   1              5
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Prudential Securities Incorporated  1             94
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-4 Class A18  First Clearing Corporation          1             11
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

                         Prudential Securities Incorporated  1             28
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Salomon Smith Barney, Inc.          1             44
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

                         Wedbush Morgan Securities, Inc.     1              8
                         1000 Wilshire Boulevard
                         Los Angeles, CA  90017

Series 2000-4 Class A19  Salomon Smith Barney, Inc.          1             96
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A20  Prudential Securities Incorporated  1              8
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Salomon Smith Barney, Inc.          1             92
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A21  Smith, Moore & Co.                  1              8
                         400 Locust Street
                         St. Louis, MO  63102

                         Salomon Smith Barney, Inc.          1             80
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-4 Class A22  Bankers Trust Company               1             53
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Citibank, N.A.                      1             47
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

Series 2000-4 Class A23  Chase Manhattan Bank                1             54
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         State Street Bank and Trust Company 1             46
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-4 Class A24  Dain Rauscher Incorporated          1             41
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         Donaldson, Lufkin and Jenrette      1             11
                          Securities Corporation
                         1 Pershing Plaza
                         Jersey City, NJ  07399

                         J.J.B. Hilliard, W.L. Lyons, Inc.   1              6
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

                         Janney Montgomery Scott Inc.        1              6
                         1801 Market Street, 5th Floor
                         Philadelphia, PA  19103

                         PaineWebber, Inc.                   1             15
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 2000-4 Class A25  National Investor Services Corp.    1             11
                         55 Water Street
                         New York, NY  10041

                         State Street Bank and Trust Company 1             84
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-4 Class M    The Bank of New York                1             88
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Boston Safe Deposit and Trust       1             12
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-4 Class R    Credit Suisse First Boston          1            100
                          Corporation
                         5 World Trade Center, 7th Floor
                         New York, NY

Series 2000-4 Class B1   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-4 Class B2   Bear Stearns Securities Corp.       1            100
                         One Metrotech Center North
                         Brooklyn, NY  11201-3862

Series 2000-5 Class A    Bankers Trust Company               1             71
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                1             29
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 2000-5 Class M    The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-5 Class R    Goldman Sachs & Co.                 1            100
                         85 Broad Street - 6th Floor
                         New York, NY  10004

Series 2000-5 Class B1   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-5 Class B2   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-6 Class A1   Bankers Trust Company               1             38
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Citibank, N.A.                      1             34
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         First Union National Bank           1             27
                         1525 West W.T. Harris Boulevard, 34A
                         Charlotte, NC  28288

Series 2000-6 Class A2   A.G. Edwards & Sons, Inc.           1             86
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         First Clearing Corporation          1              8
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

Series 2000-6 Class A3   Bank of America, National           1             34
                          Association
                         1401 Elm Street
                         Dallas, TX  75202

                         First Clearing Corporation          1             13
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

                         Salomon Smith Barney, Inc.          1             42
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-6 Class A4   Compass Bank - ALFA                 1            100
                         15 South 20th Street, 7th Floor
                         Birmingham, AL  35233

Series 2000-6 Class M    Bankers Trust Company               1            100
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 2000-6 Class R    PaineWebber, Inc.                   1            100
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 2000-6 Class B1   Boston Safe Deposit and Trust       1            100
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-6 Class B2   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-7 Class A1   Bankers Trust Company               1             97
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 2000-7 Class A2   Salomon Smith Barney, Inc.          1             99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-7 Class A3   Citibank, N.A.                      1            100
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

Series 2000-7 Class A4   Chase Manhattan Bank                1            100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 2000-7 Class A5   Salomon Smith Barney, Inc.          1             99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-7 Class A6   Salomon Smith Barney, Inc.          1             99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-7 Class A7   Salomon Smith Barney, Inc.          1             97
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-7 Class A8   Citibank, N.A.                      1             71
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         First Union National Bank           1             29
                         1525 West W.T. Harris Boulevard, 34A
                         Charlotte, NC  28288

Series 2000-7 Class A9   Credit Suisse First Boston          1            100
                          Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-7 Class M    The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-7 Class R    Credit Suisse First Boston          1             50
                          Corporation
                         5 World Trade Center, 7th Floor
                         New York, NY

                         DLJ Securities Corp.                1             50
                         277 Park Avenue, 9th floor
                         New York, NY  10172

Series 2000-7 Class RL   Credit Suisse First Boston          1            100
                          Corporation
                         5 World Trade Center, 7th Floor
                         New York, NY

Series 2000-7 Class B1   Chase Manhattan Bank                1            100
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

Series 2000-8 Class A    The Bank of New York                1              9
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Bankers Trust Company               1             33
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                1             29
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                      1             13
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         The Northern Trust Company          1              5
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust Company 1              8
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-8 Class M    The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-8 Class R    Goldman Sachs & Co.                 1            100
                         85 Broad Street - 6th Floor
                         New York, NY  10004

Series 2000-8 Class B1   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-8 Class B2   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-9 Class A1   Chase Manhattan Bank                1             26
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                      1             32
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         Merrill Lynch, Pierce, Fenner &     1             42
                          Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Pitscataway, NJ  08855

Series 2000-9 Class A2   Citibank, N.A.                      1             84
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         Dain Rauscher Incorporated          1              6
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

Series 2000-9 Class A3   Chase Manhattan Bank                1            100
                         4 New York Plaza
                         New York, NY  10004

Series 2000-9 Class A4   The Bank of New York                1              9
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Chase Manhattan Bank                1             14
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         First Union National Bank           1              6
                         1525 West W.T. Harris Boulevard, 34A
                         Charlotte, NC  28288

                         Merrill Lynch, Pierce, Fenner &     1             59
                          Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Pitscataway, NJ  08855

Series 2000-9 Class A5   Dain Rauscher Incorporated          1              5
                         312 South 3rd Street
                         Minneapolis, MN  55415-1099

                         A.G. Edwards & Sons, Inc.           1             88
                         125 Broad Street, 40th Floor
                         New York, NY  10004

                         PaineWebber, Inc.                   1              5
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

Series 2000-9 Class A6   First Clearing Corporation          1             97
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

Series 2000-9 Class M    Boston Safe Deposit and Trust       1            100
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Cente
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-9 Class R    Merrill Lynch, Pierce, Fenner &     1            100
                          Smith, Inc.
                         250 Vesy Street
                         New York, NY  10281

Series 2000-9 Class B1   Boston Safe Deposit and Trust       1            100
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-9 Class B2   State Street Bank and Trust Company 1            100
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-10 Class A1  The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-10 Class A2  The Bank of New York                1             36
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

                         Citibank, N.A.                      1             61
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

Series 2000-10 Class A3  Edward E. Jones & Co.               1             99
                         700 Maryville Center Drive
                         St. Louis, MO  63141

Series 2000-10 Class A4  Chase Manhattan Bank                1            100
                         4 New York Plaza
                         New York, NY  10004

Series 2000-10 Class A5  Credit Suisse First Boston          1            100
                          Corporation
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-10 Class A6  First Clearing Corporation          1              5
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

                         Salomon Smith Barney, Inc.          1             92
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A7  PaineWebber, Inc.                   1             13
                         1000 Harbor Boulevard
                         Weehawken, NJ  07087

                         Salomon Smith Barney, Inc.          1             87
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A8  Salomon Smith Barney, Inc.          1             99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A9  Salomon Smith Barney, Inc.          1             99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A10 Salomon Smith Barney, Inc.          1             99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A11 Salomon Smith Barney, Inc.          1             99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A12 Salomon Smith Barney, Inc.          1             99
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A13 First Clearing Corporation          1              5
                         10700 Wheat First Drive
                         Glen Allen, VA  23060

                         Salomon Smith Barney, Inc.          1             94
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A14 Salomon Smith Barney, Inc.          1            100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A15 Salomon Smith Barney, Inc.          1            100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A16 Salomon Smith Barney, Inc.          1            100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A17 Salomon Smith Barney, Inc.          1            100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A18 Salomon Smith Barney, Inc.          1            100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A19 Banc of America Securities L.L.C.   1              6
                         Montgomery Division
                         655 Montgomery Street
                         San Francisco, CA  94111

                         Salomon Smith Barney, Inc.          1             93
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A20 Salomon Smith Barney, Inc.          1            100
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A21 Salomon Smith Barney, Inc.          1             96
                         333 West 34th Street - 4th Floor
                         New York, NY  10001

Series 2000-10 Class A22 Chase Manhattan Bank                1            100
                         4 New York Plaza
                         New York, NY  10004

Series 2000-10 Class A23 The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-10 Class A24 Citibank, N.A.                      1             90
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         State Street Bank and Trust Company 1             10
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-10 Class A25 Chase Manhattan Bank                1             21
                         4 New York Plaza
                         New York, NY  10004

                         Citibank, N.A.                      1             33
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         The Northern Trust Company          1             33
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust Company 1             13
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-10 Class R   DLJ Mortgage Capital Inc.           1            100
                         277 Park Avenue
                         New York, NY  10172

Series 2000-10 Class RL  Credit Suisse First Boston Corp.    1            100
                         5 World Trade Center, 7th Floor
                         New York, NY

Series 2000-10 Class M   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-10 Class B1  Boston Safe Deposit and Trust       1            100
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

Series 2000-10 Class B2  The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-11 Class A1  Bankers Trust Company               1             15
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                1             29
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                      1             51
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         First Union National Bank           1              5
                         1525 West W.T. Harris Boulevard, 34A
                         Charlotte, NC  28288

Series 2000-11 Class A2  Boston Safe Deposit and Trust       1             21
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank                1              6
                         4 New York Plaza
                         New York, NY  10004

                         The Northern Trust Company          1             43
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         State Street Bank and Trust Company 1             18
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

                         Wells Fargo Bak Minnesota, N.A.     1              9
                         733 Marquette Avenue - N9306-051
                         Minneapolis, MN  55479

Series 2000-11 Class A3  Bankers Trust Company               1            100
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 2000-11 Class M   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-11 Class R   Bear Stearns Securities Corp.       1            100
                         One Metrotech Center North
                         Brooklyn, NY  11201-3862

Series 2000-11 Class B1  The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-11 Class B2  The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-12 Class A   Bankers Trust Company               1             11
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Chase Manhattan Bank                1             50
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         Citibank, N.A.                      1             39
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

Series 2000-12 Class M   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-12 Class R   Merrill Lynch, Pierce, Fenner &     1            100
                          Smith, Inc.
                         World Financial Tower - North Tower
                         New York, NY  10281

Series 2000-12 Class B1  The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-12 Class B2  The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-13 Class A1  Chase Manhattan Bank                1             23
                         4 New York Plaza, 13th Floor
                         New York, NY  10004

                         LBI-Lehman Government Securities    1             19
                          Inc.
                         101 Hudson Street, 30th Floor
                         Jersey City, NJ  07302

                         Merrill Lynch, Pierce, Fenner &     1             27
                          Smith, Inc.
                         4 Corporate Place
                         Pitcataway, NJ  08855

                         State Street Bank and Trust Company 1             17
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

Series 2000-13 Class A2  Bankers Trust Company               1            100
                         648 Grassmere Park Drive
                         Nashville, TN  37211

Series 2000-13 Class A3  Citibank, N.A.                      1            100
                         3800 Citicorp Center
                         Tampa, FL  33630-9122

Series 2000-13 Class A5  SSB - Trust Custody                 1            100
                         225 Franklin Street, M4
                         Boston, MA  02110

Series 2000-13 Class A6  First Union National Bank           1             82
                         1525 West W.T. Harris Boulevard, 34A
                         Charlotte, NC  28288

                         Norwest Investment Services, Inc.   1             18
                         c/o ADP Proxy Services
                         51 Mercedes Way
                         Edgewood, NY  11717

Series 2000-13 Class A7  Chase Bank/Greenwich Capital        1            100
                         4 New York Plaza
                         New York, NY  10004

Series 2000-13 Class A8  Chase Manhattan Bank                1            100
                         4 New York Plaza
                         New York, NY  10004

Series 2000-13 Class R   Bear Stearns Securities Corp.       1            100
                         245 Park Avenue
                         New York, NY  10167

Series 2000-13 Class RL  Bear Stearns Securities Corp.       1            100
                         245 Park Avenue
                         New York, NY  10167

Series 2000-13 Class M   The Bank of New York                1            100
                         925 Patterson Plank Road
                         Secaucus, NJ  07094

Series 2000-13 Class B1  Bear Stearns Securities Corp.       1            100
                         One Metrotech Center North
                         Brooklyn, NY  11201-3862

Series 2000-13 Class B2  Bear Stearns Securities Corp.       1            100
                         One Metrotech Center North
                         Brooklyn, NY  11201-3862

Series 2000-13 Class IIA Bankers Trust Company               1              8
                         648 Grassmere Park Drive
                         Nashville, TN  37211

                         Boston Safe Deposit and Trust       1             17
                          Company
                         c/o Mellon Bank N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Citibank, N.A.                      1             41
                         3800 Citicorp Center
                         Tampa, FL  33610-9122

                         Merrill Lynch, Pierce, Fenner &     1              9
                          Smith, Inc.
                         4 Corporate Place, Corporate Park 287
                         Piscataway, NJ  08855

                         State Street Bank and Trust Company 1             21
                         1776 Heritage Drive
                         Global Corporate Action Unit JAB 5NW
                         North Quincy, MA  02171

(b) Pursuant to the Exemptive Order, the Company is not required to provide this information.

(c) Pursuant to the Exemptive Order, the Company is not required to provide this information.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Pursuant to the Exemptive Order, the Company is not required to provide this information.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

(a) 99.1 Servicer's Annual Statement as to Compliance for the Series 2000-1 Certificates dated March 23, 2001.
    99.2 Servicer's Annual Statement as to Compliance for the Series 2000-2 Certificates dated March 23, 2001.
    99.3 Servicer's Annual Statement as to Compliance for the Series 2000-3 Certificates dated March 23, 2001.
    99.4 Servicer's Annual Statement as to Compliance for the Series 2000-4 Certificates dated March 23, 2001.
    99.5 Servicer's Annual Statement as to Compliance for the Series 2000-5 Certificates dated March 23, 2001.
    99.6 Servicer's Annual Statement as to Compliance for the Series 2000-6 Certificates dated March 23, 2001.
    99.7 Servicer's Annual Statement as to Compliance for the Series 2000-7 Certificates dated March 23, 2001.
    99.8 Servicer's Annual Statement as to Compliance for the Series 2000-8 Certificates dated March 23, 2001.
    99.9 Servicer's Annual Statement as to Compliance for the Series 2000-9 Certificates dated March 23, 2001.
    99.10 Servicer's Annual Statement as to Compliance for the Series 2000-10 Certificates dated March 23, 2001.
    99.11 Servicer's Annual Statement as to Compliance for the Series 2000-11 Certificates dated March 23, 2001.
    99.12 Servicer's Annual Statement as to Compliance for the Series 2000-12 Certificates dated March 23, 2001.
    99.13 Servicer's Annual Statement as to Compliance for the Series 2000-13A Certificates dated March 23, 2001.
    99.14 Servicer's Annual Statement as to Compliance for the Series 2000-13B Certificates dated March 23, 2001.
    99.15 Report dated January 22, 2001 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 2000 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, other than home equity mortgage loans, for which Registrant is primary servicer).
    99.16 Report dated January 22, 2001 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 2000 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which Registrant is primary servicer)
    99.17 Report dated January 22, 2001 prepared by the Servicer's independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 2000 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, for which Registrant is master servicer).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                                        GE CAPITAL MORTGAGE SERVICES, INC.

                                        By: /s/Jacqui Maloney-Peace
                                        -------------------------------------
                                               Jacqui Maloney-Peace
                                               Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                            Title                  Date
         ---------                            -----                  ----

/s/ Thomas H. Mann                   Director (Principal         March 29, 2001
------------------------------------ Executive Officer)
Thomas H. Mann

/s/ Jacqui Maloney-Peace             Director                    March 29, 2001
------------------------------------
Jacqui Maloney-Peace

/s/ Gerhard A. Miller                Director                    March 29, 2001
-------------------------------------
Gerhard A. Miller

/s/ JoAnn B. Rabitz                  Director                    March 29, 2001
-------------------------------------
JoAnn B. Rabitz

/s/ Theodore F. Weiland              Director                    March 29, 2001
-------------------------------------
Theodore F. Weiland

/s/ Larry R. Spangler, Jr.           Principal Financial         March 29, 2001
-------------------------------------Officer
Larry R. Spangler, Jr.

/s/ Jerome Upton                     Controller                  March 29, 2001
-------------------------------------
Jerome Upton

                                  EXHIBIT INDEX

Exhibit No.                      Description                            Page No.

    99.1     Servicer's Annual Statement as to Compliance for the Series    39
             2000-1 Certificates dated March 23, 2001.

    99.2     Servicer's Annual Statement as to Compliance for the Series    41
             2000-2 Certificates dated March 23, 2001.

    99.3     Servicer's Annual Statement as to Compliance for the Series    43
             2000-3 Certificates dated March 23, 2001.

    99.4     Servicer's Annual Statement as to Compliance for the Series    45
             2000-4 Certificates dated March 23, 2001.

    99.5     Servicer's Annual Statement as to Compliance for the Series    47
             2000-5 Certificates dated March 23, 2001.

    99.6     Servicer's Annual Statement as to Compliance for the Series    49
             2000-6 Certificates dated March 23, 2001.

    99.7     Servicer's Annual Statement as to Compliance for the Series    51
             2000-7 Certificates dated March 23, 2001.

    99.8     Servicer's Annual Statement as to Compliance for the Series    53
             2000-8 Certificates dated March 23, 2001.

    99.9     Servicer's Annual Statement as to Compliance for the Series    55
             2000-9 Certificates dated March 23, 2001.

    99.10    Servicer's Annual Statement as to Compliance for the Series    57
             2000-10 Certificates dated March 23, 2001.

    99.11    Servicer's Annual Statement as to Compliance for the Series    59
             2000-11 Certificates dated March 23, 2001.

    99.12    Servicer's Annual Statement as to Compliance for the Series    61
             2000-12 Certificates dated March 23, 2001.

    99.13    Servicer's Annual Statement as to Compliance for the Series    63
             2000-13A Certificates dated March 23, 2001.

    99.14    Servicer's Annual Statement as to Compliance for the Series    65
             2000-13B Certificates dated March 23, 2001.

    99.15    Report dated January 22, 2001 prepared by the Servicer's       67
             independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 2000 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, other than home equity mortgage loans, for which Registrant is primary servicer).

    99.16    Report dated January 22, 2001 prepared by the Servicer's       70
             independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 2000 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, which are home equity mortgage loans, for which Registrant is primary servicer).

    99.17    Report dated January 22, 2001 prepared by the Servicer's       73
             independent certified public accountants, concerning the Servicer's activities for the period ended December 31, 2000 (relating to the portion of mortgage loans in Registrant's Servicing Portfolio, as defined in Item 8, for which Registrant is master servicer).